Form 10-K
period 2011-12-31
HOLLYWOOD MEDIA CORP
filed 2012-04-16
CIK 912544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes     ☐  No    ☒

The aggregate market value of the registrant’s common stock, $.01 par value per share, held by non-affiliates as of June 30, 2011, computed by reference to the last sale price of the common stock on June 30, 2011 as reported by the NASDAQ Global Market based on published financial sources, was $16,599,083, as calculated under the following assumptions. For purposes of this computation, all executive officers, directors, and holders of 10% or more of the registrant’s common stock known to the registrant, have been deemed to be affiliates, but such calculation should not be deemed to be an admission that such directors, officers or beneficial holders are, in fact, affiliates of the registrant.

As of March 31, 2012, there were 23,179,066 shares of the registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: In accordance with general instruction G(3) to Form 10-K, certain information required by Part III of this Form 10-K incorporated into Part III of this Annual Report on Form 10-K by reference to the registrant’s definitive Proxy Statement for its annual meeting of shareholders to be held in 2012 and filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

HOLLYWOOD MEDIA CORP.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED

DECEMBER 31, 2011

Table of Contents

		Page No.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS		ii

PART I

Item 1.	Business	1-6

Item 1A.	Risk Factors	6-14

Item 1B.	Unresolved Staff Comments	14

Item 2.	Properties	15

Item 3.	Legal Proceedings	15

Item 4.	Mine Safety Disclosures	15

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16-17

Item 6.	Selected Financial Data	17-21

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	21-33

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 8.	Financial Statements and Supplementary Data	34-69

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	69

Item 9A.	Controls and Procedures	69-70

Item 9B.	Other Information	71

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	72

Item 11.	Executive Compensation	72

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	72

Item 13.	Certain Relationships and Related Transactions, and Director Independence	72

Item 14.	Principal Accounting Fees and Services	72

PART IV

Item 15.	Exhibits, Financial Statement Schedules	73

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K or that are otherwise made by us or on our behalf about our financial condition, results of operations and business constitute “forward-looking statements,” within the meaning of federal securities laws. Hollywood Media Corp. (“Hollywood Media”) cautions readers that certain important factors may affect Hollywood Media’s actual results, levels of activity, performance or achievements and could cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements anticipated, expressed or implied by any forward-looking statements that may be deemed to have been made in this Annual Report on Form 10-K or that are otherwise made by or on behalf of Hollywood Media. Without limiting the generality of the foregoing, “forward-looking statements” are typically phrased using words such as “may,” “will,” “should,” “expect,” “plans,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “pro forma” or “continue” or the negative variations thereof or similar expressions or comparable terminology. Factors that may affect Hollywood Media’s results and the market price of our common stock include, but are not limited to:

•	our continuing operating losses;

•	negative cash flows and accumulated deficit;

•	our ability to develop and maintain strategic relationships;

•	MovieTickets.com Inc.’s ability to compete with the other online movie ticketing service and other competitors, and the outcome of, and potential impact of matters relating to, the lawsuit filed by Hollywood Media, National Amusements Inc. and MovieTickets.com, Inc. against AMC Entertainment Inc. relating to MovieTickets.com (for more information about such lawsuit, see Part I, Item 3 of this Annual Report on Form 10-K and Note 16 “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K);

•	our ability to maintain and obtain sufficient capital to finance our operations;

•	our ability to realize anticipated cost efficiencies;

•	government regulation;

•	adverse economic factors such as recession, war, terrorism, international incidents or labor strikes and disputes;

•	our ability to design, implement and maintain effective internal controls;

•	dependence on our founders;

•	the unpredictability of our stock price;

•	the possibility of our common stock being delisted from the NASDAQ Global Market and not qualifying for trading on another exchange or market (such as the NASDAQ Capital Market, the NYSE Amex (formerly the American Stock Exchange) or the over-the-counter market);

•	the possibility of not receiving payments from Key Brand Entertainment Inc. (“Key Brand”) in connection with the sale of our Broadway Ticketing business pursuant to that certain Second Lien Credit Security and Pledge Agreement dated as of December 15, 2010, entered into by Theatre Direct NY, Inc., Key Brand Entertainment Inc., and Hollywood Media (the “Credit Agreement”) or pursuant to the potential earn-out under that certain Stock Purchase Agreement, dated as of December 22, 2009, entered into between Hollywood Media and Key Brand (as amended, the “Purchase Agreement”);

ii

•	the impact of the death of Tekno Books’ former Chief Executive Partner, Dr. Martin Greenberg, on the ability of Tekno Books to maintain relationships it has with certain authors and publishers;

•	the timing and amount of the payments we receive pursuant to the Credit Agreement and the potential earn-out under the Purchase Agreement; and

•	our ability to exercise or put our warrant to purchase 5% of the outstanding shares of common stock of Theatre Direct NY, Inc. issued to us by Theatre Direct NY, Inc. pursuant to the Purchase Agreement.

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

iii

PART I

Item 1.   Business.

Until December 15, 2010, Hollywood Media Corp. (“Hollywood Media,” the “Company,” “we,” “our,” or “us”) was comprised of various businesses focusing primarily on online ticket sales, deriving revenue primarily from Broadway, Off-Broadway and London’s West End ticket sales to individuals and groups, as well as advertising and book development license fees and royalties. Our Broadway Ticketing business was comprised of Broadway.com, 1-800-BROADWAY, Theatre Direct and Theatre.com. On December 15, 2010, as contemplated by the Stock Purchase Agreement, dated as of December 22, 2009, entered into between Hollywood Media and Key Brand (as amended, the “Purchase Agreement”) we completed the sale of our Broadway Ticketing Division (the “Broadway Sale”), through the sale of all of the outstanding capital stock of Theatre Direct NY, Inc. (“Theatre Direct”) to Key Brand Entertainment Inc. (“Key Brand”).

Following the Broadway Sale, we currently have the following businesses and interests: (i) our Ad Sales Division (including CinemasOnline (as defined below) and our 26.2% equity interest in MovieTickets.com, Inc. (“MovieTickets.com”) (ii) our Intellectual Properties Division (consisting of our wholly-owned subsidiary, Tekno Books, and a 50% interest in NetCo Partners), (iii) our Other Division consists of our 21.74% equity interest in Project Hollywood LLC (“Project Hollywood”), (iv) an earn-out from the sale of the Hollywood.com business, (v) a Warrant issued by Theatre Direct in connection with the Broadway Sale, and (vi) the right to receive payments from Key Brand under the Credit Agreement (defined below) and an earn-out as discussed below in connection with the Broadway Sale.

Sale of our Broadway Ticketing Division.

In connection with the Broadway Sale:

•	we received $20.5 million in cash;

•	Theatre Direct, Key Brand, and the Company entered into that certain Second Lien Credit, Security and Pledge Agreement, dated as of December 15, 2010 (the “Credit Agreement”) pursuant to which Key Brand is obligated to pay to the Company $8.5 million at an interest rate of 12% per annum, which obligation matures on December 15, 2015 and is secured on a second lien basis by all stock and assets of Theatre Direct and its subsidiaries;

•	Theatre Direct issued the Company a warrant to purchase 5% of the outstanding shares of common stock of Theatre Direct as of the closing date on a fully diluted basis at an exercise price of $.01 per share (the “Warrant”);

•	Key Brand assumed $1.6 million of liabilities associated with employment agreements with certain employees of Theatre Direct;

•	if Theatre Direct and its subsidiaries achieve revenues (as defined in the Purchase Agreement) greater than or equal to $125 million in any full fiscal year, starting with the first fiscal year ending June 30, 2012, of Theatre Direct ending during the period from the closing date of the Broadway Sale until the end of the tenth full fiscal year of Theatre Direct which occurs after the closing date of the Broadway Sale, then Key Brand will pay us an amount equal to $7 million (plus the applicable portion of any adjustments under the Credit Agreement relating to the enactment of adverse ticketing regulations); and

•	if Theatre Direct and its subsidiaries achieve revenues (as defined in the Purchase Agreement) greater than or equal to $150 million in any full fiscal year, starting with the first fiscal year ending June 30, 2012 of Theatre Direct ending during the period from the closing date of the Broadway Sale until the end of the tenth full fiscal year of Theatre Direct which occurs after the closing date of the Broadway Sale, then Key Brand will pay us an additional amount equal to $7 million (plus the applicable portion of any adjustments under the Credit Agreement relating to the enactment of adverse ticketing regulations).

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

Hollywood Media also agreed to provide certain transition services to Key Brand and Theatre Direct following the closing of the Broadway Sale for a six-month period which ended June 15, 2011. These services were insignificant and did not constitute continuing involvement in Theatre Direct.

Tender Offer. On February 25, 2011, Hollywood Media completed its tender offer and purchased 8 million shares of its common stock at a price of $2.05 per share (less any applicable withholding taxes and without interest). For additional information see Liquidity and Capital Resources in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Major Business Divisions of Hollywood Media. The following summary descriptions of our continuing operations major business divisions are followed by more detailed descriptions of such businesses.

Ad Sales Division.

Hollywood Media’s Ad Sales Division is comprised of the U.K. based CinemasOnline Limited, UK Theatres Online Limited, WWW.CO.UK Limited and Spring Leisure Limited (collectively known as “CinemasOnline”) and holds Hollywood Media’s investment in MovieTickets.com. The Ad Sales segment sells contracted advertising space on lobby display posters in cinemas and movie brochure booklets distributed in independent cinemas and theatre ticket wallets in the United Kingdom and Ireland. There is also a limited focus on advertising sales on plasma screens located in a small number of cinemas and live theatre venues. MovieTickets.com is one of the two leading destinations for the purchase of movie tickets through the Internet. MovieTickets.com is an online ticketing service owned by a joint venture formed by Hollywood Media and several major movie exhibitor chains. Hollywood Media currently owns 26.2% of the equity of MovieTickets.com

See Part I, Item 3 of this Annual Report on Form 10-K for a discussion of the current lawsuit involving Hollywood Media and Movietickets.com

Intellectual Properties Division.

Our Intellectual Properties Division includes a book development and book licensing business owned and operated by our wholly-owned subsidiary, Tekno Books, which develops and executes book projects, frequently with best-selling authors. Tekno Books has worked with over 60 New York Times best-selling authors, including Isaac Asimov, Tom Clancy, Tony Hillerman, John Jakes, Jonathan Kellerman, Dean Koontz, Robert Ludlum, Nora Roberts and Scott Turow. Hollywood Media is also a 50% partner in NetCo Partners, a partnership that owns NetForce. Hollywood Media also owns directly additional intellectual property created for it by various best-selling authors such as Mickey Spillane, Anne McCaffrey and others.

Other

Project Hollywood, through a wholly-owned subsidiary, owns all of the membership interests of Baseline LLC. Baseline LLC owns the equity interests in Baseline StudioSystems, a database and research service provider offering specialized information to its subscribing users, which subscribers include movie and TV studios and production companies, distributors, producers, screenwriters, and news organizations. Baseline StudioSystem's film and television database contains motion picture and TV information, including comprehensive data about film and television productions and entertainment industry professionals.

On October 7, 2011, Project Hollywood LLC, a newly formed limited liability company owned by Baseline Holdings LLC (which is owned by Mitchell Rubenstein, the Chairman and Chief Executive Officer of the registrant, Hollywood Media Corp. (“Hollywood Media”), and Laurie Silvers, the Vice-Chairman, President and Secretary of Hollywood Media) acquired from The New York Times Company all of the membership interests of Baseline LLC. Baseline LLC owns Baseline StudioSystems, a leading provider of movie and TV data services for the entertainment and motion picture industries and a licensor of information to Internet and digital media companies. Mr. Rubenstein and Ms. Silvers individually contributed $4.5 million in cash to Baseline Holdings LLC which in turn contributed it to Project Hollywood LLC to fund the acquisition.

Hollywood Media previously owned the Baseline StudioSystems business and sold it on August 25, 2006 to The New York Times Company. The opportunity to purchase the Baseline StudioSystems business was presented to Mr. Rubenstein and Ms, Silvers in their individual capacity, and they presented to Hollywood Media’s independent directors the opportunity for Hollywood Media. Rather than acquire 100% of the Baseline StudioSystems business, and taking into account, among other factors and considerations, Hollywood Media’s then available cash, Hollywood Media’s independent directors decided unanimously for Hollywood Media to make a minority investment in Project Hollywood LLC alongside Mr. Rubenstein and Ms. Silvers with the relative ownership interest of Project Hollywood LLC interests determined based on the proportionate amount each invested.

On October 27, 2011, following Project Hollywood LLC’s acquisition of all of the membership interests of Baseline LLC, Hollywood Media (following the unanimous approval of its independent directors) acquired a 21.74% ownership interest in Project Hollywood LLC for an investment of $1.25 million, which was based on the same per membership unit price paid by Baseline Holdings for its 78.26% ownership interest in Project Hollywood LLC. The funds contributed were used to acquire Baseline LLC and for working capital and other capital needs of the Baseline StudioSystems business. The Baseline StudioSystems business has no debt other than normal accounts payable and deferred revenue.

Pursuant to the Project Hollywood Limited Liability Company Agreement (the “Project Hollywood Agreement”), Baseline Holdings or its designee will be the managing member as long as Baseline Holdings or any of its permitted transferees, as defined in the Project Hollywood Agreement, has an ownership interest in Project Hollywood. The managing member of Project Hollywood has full authority, power and discretion to manage and control Project Hollywood’s business and to determine the timing and amounts of distributions.

The Project Hollywood Agreement provides that (i) distributions of available cash will be made in accordance with the members’ percentage interests, (ii) Hollywood Media’s ownership interest in Project Hollywood is subject to a right of first refusal in favor of Project Hollywood and Baseline Holdings in the event Hollywood Media desires to transfer such ownership interest, (iii) if Baseline Holdings and/or its permitted transferees who together own at least a majority of Project Hollywood agree to sell its ownership interest in Project Hollywood or vote in favor of a merger or consolidation or a sale of all or substantially all of Project Hollywood’s assets, Hollywood Media is required to consent to the transaction, waive any appraisal rights, and agree to sell its ownership interest in Project Hollywood on the same terms and conditions as other members; and (iv) if Baseline Holdings desires to sell its ownership interest in Project Hollywood, Hollywood Media would be able to participate in such sale by selling a proportionate amount of its interest in Project Hollywood.

Hollywood Media currently owns 21.74% of the equity of Project Hollywood. Project Hollywood entered into two agreements with the two former senior executives of Baseline StudioSystems (who have no relationship with Hollywood Media) to manage the business on a day-to-day basis, as of December 1, 2011. Under those agreements, the managers will each receive 7.5% of Project Hollywood LLC’s membership units subject to a three year vesting schedule (at a rate of 2.5% per annum) and the obtaining of certain performance-based EBITDA hurdles each year.  Under that vesting schedule (and if vesting occurs), Hollywood Media’s ownership in Project Hollywood will be reduced to 20.65% at June 30, 2012, 19.57% at June 30, 2013 and 18.48% at June 30, 2014. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation - Equity in Earnings of Unconsolidated Investees” below, and Note 15 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K below, for additional information about our equity interest in Project Hollywood.

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

Percentage of Total Net Revenues of Continuing Operations

	2011	2010	2009
Ad Sales	71%	78%	75%
Intellectual Properties	29%	22%	25%
TOTALS	100%	100%	100%

Ad Sales Division

CinemasOnline. CinemasOnline sells contracted advertising space on lobby display posters in cinemas and movie brochure booklets distributed in independent cinemas and theatre ticket wallets in the United Kingdom and Ireland. There is also a limited focus on advertising sales on plasma screens located in a small number of cinemas and live theatre venues.

MovieTickets.com. Hollywood Media launched the MovieTickets.com website in May 2000 with several major theater exhibitors. MovieTickets.com is one of the two leading website destinations for the purchase of movie tickets through the Internet. The MovieTickets.com website allows users to purchase movie tickets and retrieve them at “will call” windows or kiosks at theaters and, for theaters with the capability, for users to print tickets out at their home or office. MovieTickets.com generates revenues primarily from service fees charged to users for the purchase of tickets, the sale of advertising, and the sale of research data.

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

Currently, MovieTickets.com sells tickets for over 250 movie theater chains.

Intellectual Properties Business

Book Development and Book Licensing. Our Intellectual Properties division includes a book development and book licensing business owned and operated by our wholly-owned subsidiary, Tekno Books, which develops and executes book projects, frequently with best-selling authors. Tekno Books has worked with more than 60 New York Times best-selling authors, including Isaac Asimov, Tom Clancy, Tony Hillerman, John Jakes, Jonathan Kellerman, Dean Koontz, Robert Ludlum, Nora Roberts and Scott Turow, and numerous media celebrities, including Louis Rukeyser and Leonard Nimoy. Our intellectual properties division has licensed books for publication with more than 80 domestic book publishers, including Random House (Bertelsmann), Penguin Publishing Group (Pearson), Simon & Schuster (Viacom), HarperCollins (News Corp.), St. Martin’s Press (Holtzbrink of Germany), Warner Books (Time Warner), and the publishing division of Barnes & Noble. Tekno Books has also produced numerous books under license from such entertainment companies as Universal Studios, CBS Television, DC Comics (Time Warner), and MGM Studios. Since 1980, Tekno Books has developed over 2,080 books that have been published. Another 3,800 foreign, audio, paperback, electronic, and other editions of these books have been sold to hundreds of publishers around the world, and published in 33 languages. Tekno’s books have been finalists for, or winners of, more than 200 awards, including The Edgar Allan Poe Award, The Agatha Christie Award (Mystery), The Hugo Award (Science Fiction), The Nebula Award (Fantasy), The International Horror Guild Award (Horror) and The Sapphire Award (Romance).

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

Tekno Books

Effective as of December 30, 2011 in connection with the settlement of a dispute involving life insurance proceeds from the death of Tekno Books’ Chief Executive Partner, Dr. Martin H. Greenberg, as described below, the Estate of Martin H. Greenberg (“the Estate”) transferred all of its partnership and ownership interest in Tekno Books to Hollywood Media for no additional consideration pursuant to an Assignment of General Partnership Interest. Before such transfer, Hollywood Media owned 51% of Tekno Books. Following such transfer, Hollywood Media owned 100% of Tekno Books.

Mitchell Rubenstein was appointed Chief Executive Partner of Tekno Books (which was 51% owned by Hollywood Media) on July 21, 2011 due to the death on June 25, 2011 of Dr. Greenberg.  In July 2011, Hollywood Media and Tekno Books each received a $750,000 payment from a key-man life insurance policy resulting from Dr. Greenberg’s death.

There was a dispute with the Estate as to whether the $750,000 distributed to Tekno Books should instead have been paid to Hollywood Media.  Hollywood Media believed that pursuant to the amended and restated partnership agreement of Tekno Books, the entire $1.5 million in policy proceeds were due to Hollywood Media.   There was no dispute as to the $750,000 payment on the policy which was made to Hollywood Media in July 2011.

On February 8, 2012, Hollywood Media resolved its dispute with the Estate over the life insurance policy payments that were received as a result of Dr. Martin Greenberg’s death. As a result of such resolution, effective as of December 30, 2011, the Estate and Rosalind M. Greenberg (Dr. Greenberg’s widow) waived any right, entitlement or claim they may have to a $1.5 million key-man life insurance policy payment, Tekno Books and Hollywood Media waived any right, entitlement or claim they may have to a $500,000 life insurance policy payment received by Rosalind M. Greenberg, and the Estate transferred all of its partnership and ownership interest in Tekno Books to Hollywood Media for no additional consideration pursuant to an Assignment of General Partnership Interest. Following such transfer, Hollywood Media owned 100% of Tekno Book and recorded the $367,500 reserve in “Other Income” in the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

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

Employees

Prior to the Broadway Sale on December 15, 2010, Hollywood Media employed 120 full time employees. Hollywood Media reduced its workforce on June 15, 2011 upon completion of the Company’s obligations under the Transition Services Agreement with the buyer of the Broadway Ticketing Business. At December 31, 2011, Hollywood Media employed approximately 24 full-time employees and no part-time employees for its continuing operations. Of our 24 full-time employees, 10 employees are engaged in our Ad Sales division, 2 employees (who are overseen by Mitchell Rubenstein, the Chief Executive Partner of Tekno Books and CEO of the Company) are engaged in our Intellectual Properties division and 12 are corporate, technology and administrative employees. None of the employees are represented by a labor union, nor have we experienced any work stoppages. We consider our relations with our employees to be in good standing.

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

We had a loss from continuing operations of approximately $7.3 million in 2011, $7.1 million in 2010, and $10.9 million in 2009. We may incur additional losses in the future.

Because Theatre Direct represented a substantial portion of our business, following the Broadway Sale our business is substantially different.

Theatre Direct, which owned our Broadway Ticketing Business, represented a substantial portion of our business until its sale in December 2010 (the “Broadway Sale”). As a result, our operating results for any particular period may not accurately predict our future operating results. Summarized results of our discontinued operations, which include the Broadway Ticketing Business, for 2009, 2010 and 2011 are set forth in the notes to our financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Our results of operation and financial condition may be materially adversely effected if (i) our ability to receive the earn-out payments from the sale of the Hollywood.com business is inhibited in any way, (ii) our ability to receive any dividends and any other distributions from MovieTickets.com or Project Hollywood is inhibited in any way, (iii) our ability to receive the payments under the Credit Agreement or the earn-outs in connection with the Broadway Sale is inhibited in any way, (iv) our ability to exercise or put the Warrant issued to us in connection with the Broadway Sale is inhibited in any way, or (v) our Ad Sales Division continues to operate at a loss.

We may not receive the payments due under the Credit Agreement in the Broadway Sale transaction.

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

We may not receive earn-out payments.

If Theatre Direct and its subsidiaries achieve revenues greater than or equal to $125 million in any full fiscal year of Theatre Direct ending during the period from the closing date of the Broadway Sale until the end of the tenth full fiscal year of Theatre Direct which occurs after the closing date of the Broadway Sale, then the purchaser, Key Brand, will be obligated to pay us $7 million (plus the applicable portion of any adjustments under the Credit Agreement relating to the enactment of adverse ticketing regulations). If Theatre Direct and its subsidiaries achieve revenues greater than or equal to $150 million in any full fiscal year of Theatre Direct ending during the period from the closing date of the Broadway Sale until the end of the tenth full fiscal year of Theatre Direct which occurs after the closing date of the Broadway Sale, then Key Brand will be obligated to pay us an additional amount equal to $7 million (plus the applicable portion of any adjustments under the Credit Agreement relating to the enactment of adverse ticketing regulations). R&S Investments, LLC, an entity owned by Mr. Rubenstein and Ms. Silvers, is obligated to pay us up to an additional $7.2 million in potential earn-out payments as of December 31, 2011 pursuant to our sale to it of the Hollywood.com Business. There can be no assurance that we will receive all of these earn-out payments.

Key Brand’s financial performance and condition will impact Key Brand’s ability to satisfy its obligations under the Credit Agreement, pay the earn-out pursuant to the Purchase Agreement, and satisfy its other obligations under the Purchase Agreement.

Key Brand’s financial performance and condition will impact the purchaser’s, Key Brand’s, ability to finance and grow its business, which would impact its ability to (i) satisfy its obligations under the Credit Agreement, (ii) pay the earn-out pursuant to the Purchase Agreement, and (iii) satisfy its other obligations under the Purchase Agreement. There can be no assurances that Key Brand will satisfy any or all of these obligations.

The Purchase Agreement in the Broadway Sale transaction may expose us to contingent liabilities.

Under the Purchase Agreement in the Broadway Sale transaction, we have agreed to indemnify the purchaser, Key Brand for a breach or violation of any representation, warranty or covenant made by us in the Purchase Agreement, for certain broker commissions due in connection with the Broadway Sale, and for certain tax matters, subject to certain limitations. Significant indemnification claims by Key Brand could have a material adverse effect on our financial condition.

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

The regulatory scope of the Investment Company Act of 1940, as amended (the "Investment Company Act"), which was enacted principally for the purpose of regulating vehicles for pooled investments in securities, extends generally to companies engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. The Investment Company Act may, however, also be deemed to be applicable to a company that does not intend to be characterized as an investment company but that, nevertheless, engages in activities that may be deemed to be within the definitional scope of certain provisions of the Investment Company Act. We believe that our anticipated principal activities following the Broadway Sale, which include operating the Ad Sales Division and the Intellectual Properties Division, in which we now own 100%, will not subject us to regulation under the Investment Company Act. Nevertheless, there can be no assurance that we will not be deemed to be an investment company. If we are deemed to be an investment company, we may become subject to certain restrictions relating to our activities, including restrictions on the nature of our investments and the issuance of securities. In addition, the Investment Company Act imposes certain requirements on companies deemed to be within its regulatory scope, including registration as an investment company, adoption of a specific form of corporate structure and compliance with certain reporting, record keeping, voting, proxy, disclosure and other rules and regulations. In the event of the characterization of Hollywood Media as an investment company, our inability to satisfy such regulatory requirements, whether on a timely basis or at all, would, under certain circumstances, have a material adverse effect on Hollywood Media.

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

We are dependent on developing and maintaining strategic relationships.

The success of our operations is dependent in part on MovieTickets.com’s ability to enter into and maintain strategic relationships and agreements with exhibitors, Tekno Books’ ability to develop and execute book projects with authors and Project Hollywood’s ability to enter into and renew its contracts with film studios, production companies and media companies. There can be no assurance such relationships with exhibitors, authors, studios and others will be developed and maintained or renewed and, if unable to do so, our financial condition and results of operations could be adversely impacted.

Our operations could be negatively impacted by systems interruptions.

The hardware and software used in the MovieTickets.com and Project Hollywood businesses could be damaged by fire, floods, hurricanes, earthquakes, power loss, telecommunications failures, break-ins and similar events. Our websites could also be affected by computer viruses, electronic break-ins or other similar disruptive problems. These system problems could negatively affect us. General Internet traffic interruptions or delays could also harm the MovieTickets.com business. To the extent MovieTickets.com’s services are disrupted, MovieTickets.com could lose users of its website. To the extent Baseline StudioSystems services are disrupted, it could lose subscribers to its services or incur damages to its customers.

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

The death of the Tekno Books Chief Executive Partner, Dr. Greenberg in June 2011 could have an adverse effect on the ability of Tekno Books to maintain its relationships with authors and publishers.

Tekno Books had been dependent on Dr. Martin Greenberg, the former Chief Executive Partner of Tekno Books, for the continued development and maintenance of strategic business relationships, including many of its relationships with authors and publishers.  The death of Dr. Greenberg in June 2011 could have an adverse effect on the ability to develop and maintain these relationships.

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

Certain provisions of our articles of incorporation, bylaws and our shareholders’ rights plan may discourage takeover attempts and may make it more difficult to change or remove management. Our articles of incorporation authorize the issuance of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our Board of Directors. Our bylaws include provisions requiring shareholders to provide specified advance notice to Hollywood Media of director nominations or proposed business to be transacted at shareholder meetings, in order for a shareholder to make a director nomination or propose meeting business. If certain events, such as a takeover bid not approved by our Board, occur, our shareholder’s rights plan will then entitle certain holders of our common stock to purchase at a specified price, shares of a series of our preferred stock with special voting, dividend and other rights.

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

Our stock price is volatile.

The trading price of our common stock has and may continue to fluctuate significantly. During the 24 months ended December 31, 2011, the trading price for our common stock on the NASDAQ Global Market ranged from $1.02 to $1.97 per share. Our stock price may fluctuate in response to a number of events and factors, such as our quarterly operating results, announcements of new products or services, announcements of mergers, acquisitions, strategic alliances, or divestitures and other factors, including similar announcements by other companies that investors may consider to be comparable to us. In addition, the stock market in general has experienced extreme volatility that often has been unrelated to the operating performance of the companies. These broad market and industry fluctuations may cause the market price of our stock to decrease, regardless of our operating performance.

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

We may require additional financing in the future. Our long-term financial success depends on our ability to generate sufficient revenue and cash flow to offset operating expenses. To the extent we do not generate sufficient revenues and cash flow to offset expenses we will require further financing to fund our ongoing operations. We cannot assure you that any additional financing will be available or, if available, that it will be on favorable terms. The terms of any financing that we enter into will vary depending on many factors including, among other things, our then current financial condition, the market price of our common stock, and other characteristics and terms of our capital structure including outstanding options and warrants. We may seek to raise additional capital through public or private offerings of equity securities or debt financings. Our issuance of additional equity securities could cause dilution to holders of our common stock and may adversely affect the market price of our common stock. The incurrence of debt would increase our interest expense and other debt service obligations and could result in the imposition of covenants that restrict our operational and financial flexibility. See Part II, Item 7 of this Annual Report on Form 10-K– Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Item 2.   Properties.

Hollywood Media leases office space in Florida, Wisconsin and Lancashire, UK. The general terms of the leases for each of these locations are as follows:

		Current
Location	Square Feet	Monthly Rent	Expiration Date

Corporate Headquarters,	5,909	$10,907	November 30, 2013
Boca Raton, FL	2,970	$3,341	November 30, 2013

Tekno Books	1,446	$1,380	June 30, 2014
Green Bay, WI

CinemasOnline	3,710	$4,320	Month to Month
Lancashire, UK

Item 3.   Legal Proceedings.

On October 27, 2011, the Company, together with National Amusements Inc. and the MovieTickets.com Joint Venture, filed a lawsuit against AMC Entertainment Inc. (“AMC”) and MovieTickets.com Inc. (as nominal defendant) (Case No. 50 2011 CA 016684) in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida relating to MovieTickets.com.  On February 8, 2012, MovieTickets.com, Inc. joined the lawsuit against AMC and an amended complaint was filed. MovieTickets.com is an online movie ticketing service in which Hollywood Media, National Amusements, Inc. and AMC each own a 26.2% equity interest.

The amended complaint alleges that AMC has breached and continues to breach the MovieTickets.com Joint Venture Agreement, which obligates AMC to exclusively provide its ticket inventory to MovieTickets.com, and has breached its contractual and common law duties of good faith, fair dealing, and loyalty with respect to the MovieTickets.com Joint Venture and its joint venturers, Hollywood Media and National Amusements, Inc., as a result of various actions by AMC. The amended complaint contends that when AMC’s demands for greater control and a larger share of MovieTickets.com were not met, AMC breached and continues to breach the MovieTickets.com Joint Venture Agreement, which obligates AMC to exclusively provide its ticket inventory to MovieTickets.com. The amended complaint further specifies breaches by AMC of its contractual and common law duties of good faith, fair dealing, and loyalty and violations of Florida’s Deceptive and Unfair Trade Practices Act. Among other things, the plaintiffs allege in the amended complaint that AMC used its inside position with MovieTickets.com and access to MovieTickets.com’s proprietary information in order to advance AMC’s own goals in contravention of its duty of loyalty to the joint venture and to the detriment of MovieTickets.com.

Hollywood Media and the other plaintiffs have asked for a jury trial and are seeking unspecified consequential damages and have reserved the right to seek punitive damages.  Hollywood Media and the other plaintiffs also are seeking a declaratory judgment that AMC is obligated to make available on MovieTickets.com’s website AMC’s ticket inventory for sale on an exclusive basis and to honor its contractual and common law fiduciary duties of good faith and loyalty to the MovieTickets.com Joint Venture and its joint venturers, Hollywood Media and National Amusements, Inc.

Item 4.   Mine Safety Disclosures.

None

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

	High	Low

Year Ended December 31, 2010

First Quarter	$1.57	$1.10
Second Quarter	$1.43	$1.05
Third Quarter	$1.24	$1.02
Fourth Quarter	$1.71	$1.11

Year Ended December 31, 2011

First Quarter	$1.97	$1.51
Second Quarter	$1.79	$1.38
Third Quarter	$1.73	$1.31
Fourth Quarter	$1.49	$1.07

Holders of Common Stock

As of March 8, 2012, there were 106 record holders of Hollywood Media’s common stock.

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

On February 25, 2011, Hollywood Media completed its tender offer and purchased 8 million shares of its common stock at a price of $2.05 per share (less any applicable withholding taxes and without interest).  For additional information see Liquidity and Capital Resources in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Sales of Unregistered Securities

Hollywood Media did not issue any securities during the year ended December 31, 2011, in transactions that were not registered under the Securities Act of 1933.

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

During the fourth quarter of 2011, no shares of Hollywood Media’s common stock were purchased under the repurchase program. As of December 31, 2011, the maximum approximate dollar value of shares that may have been purchased under the Repurchase Program was $2,697,843 (calculated by subtracting (i) the total paid for all shares purchased under the Repurchase Program from inception through December 31, 2011 or $7,302,157 from (ii) the $10,000,000 potential maximum dollar value of repurchases approved under the life of the Repurchase Program). For additional information relating to the stock repurchase program, see “Liquidity and Capital Resources” in Part II, Item 7 of this Annual Report on Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans.

For information regarding the securities authorized for issuance under our equity compensation plans, please see Item 12 of Part III of this annual Report on Form 10-K.

Performance Graph

Not applicable.

Item 6.   Selected Financial Data.

The selected financial data in the table below has been derived from the audited Consolidated Financial Statements of Hollywood Media and should be read in conjunction with the following statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K: consolidated balance sheets as of December 31, 2011 and December 31, 2010; and consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009. The consolidated balance sheets as of December 31, 2009, 2008 and 2007, and consolidated statements of operations for the years ended December 31, 2008 and 2007 are not included in Item 8 of this Annual Report on Form 10-K.

Discontinued Operations.

The selected financial data in the table below includes application of accounting principles to reflect the discontinued operations resulting from the sale of the Broadway Ticketing Business in fiscal 2010, the Hollywood.com Business in fiscal 2008, and the Showtimes business unit in fiscal 2007. Those sales are described below.

Sale of Broadway Ticketing Division to Key Brand Entertainment, Inc.

On December 15, 2010, Hollywood Media Corp. completed the sale of its Broadway Ticketing Division through the sale of all of the outstanding capital stock of Theatre Direct NY Inc. to Key Brand Entertainment Inc., as contemplated by the Stock Purchase Agreement, dated as of December 22, 2009, entered into between Hollywood Media and Key Brand. There are no material relationships among Hollywood Media and Key Brand or any of their respective affiliates other than in respect of the Purchase Agreement and the related ancillary agreements.

Pursuant to the Purchase Agreement, at the closing of the Broadway Sale (i) Hollywood Media received $20.5 million in cash, (ii) Key Brand, Theatre Direct and Hollywood Media entered into a Second Lien, Security and Pledge Agreement, dated as of December 15, 2010, pursuant to which Key Brand is obligated to pay Hollywood Media $8.5 million at an interest rate of 12% per annum, which obligation matures on December 15, 2015 and is secured on a second lien basis by all stock and assets of Theatre Direct and its subsidiaries (the “Loan”), (iii) Theatre Direct issued Hollywood Media a warrant to purchase 5% of the outstanding shares of common stock of Theatre Direct as of the closing date on a fully diluted basis at an exercise price of $.01 per share (the “Warrant”) and (iv) Key Brand assumed $1.6 million of liabilities associated with employment agreements with certain employees of Theatre Direct. In addition, Hollywood Media is entitled to receive earn-out payments of up to $14.0 million contingent upon Theatre Direct and its subsidiaries achieving certain revenue targets during the period from the closing date through the end of the 10th full fiscal year of Theatre Direct following the closing date as set forth in the Purchase Agreement. Hollywood Media will record a gain on the loan and earn-out upon collection of consideration. The Warrant will be marked to market each reporting period to reflect changes in fair value.

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

Hollywood Media agreed to provide certain transition services to Key Brand and Theatre Direct for a six-month period which ended on June 15, 2011 following the closing of the Broadway Sale. For additional information about this transaction, see Note 5 “Discontinued Operations” in the Notes to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K. Broadway Ticketing Business financial results for all periods presented prior to December 14, 2010 have been reclassified from continuing operations and included in discontinued operations. For additional information about this transaction, see Note 5 “Discontinued Operations” on the Notes to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

Sale of Hollywood.com Business Unit to R&S Investments, LLC.

On August 21, 2008, Hollywood Media entered into a purchase agreement (the “Purchase Agreement”) with R&S Investments, LLC (“Purchaser”) for the sale of the Hollywood.com Business. The Purchaser is owned by Mr. Rubenstein and Ms. Silvers. Pursuant to the Purchase Agreement, Hollywood Media sold the Hollywood.com Business to Purchaser for a potential purchase price of $10.0 million, which includes $1.0 million in cash which was paid to Hollywood Media at closing and potential earn-out payments totaling $9.0 million. During 2011, 2010 and 2009, Hollywood Media recorded $0.7 million each year in earn-out income under this agreement. As of the filing of this Annual Report on Form 10-K, the earn-out receivable was collected in full in accordance with the payment terms. As of December 31, 2011, there remains $7.2 million in potential earn-out payments pursuant to this agreement. The Hollywood.com Business included the Hollywood.com website and related URLs and celebrity fan websites and Hollywood.com Television, a free video on demand service. Hollywood.com Business financial results for all periods presented prior to August 21, 2008 have been reclassified from continuing operations and included in discontinued operations. For additional information about this transaction, see Note 5 “Discontinued Operations” on the Notes to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

Sale of Showtimes Business Unit to West World Media LLC

On August 24, 2007, Hollywood Media and its wholly-owned subsidiary Showtimes.com, Inc. (“Showtimes”) entered into and simultaneously closed on a definitive asset purchase agreement with Brett West and West World Media, LLC, (“West World Media”), pursuant to which Hollywood Media sold substantially all of the assets of the Showtimes business to West World Media for a cash purchase price of $23.0 million paid to Hollywood Media on the closing date. The Showtimes business included the CinemaSource, EventSource and ExhibitorAds operations and constituted the remainder of Hollywood Media’s Data Business Division. Showtimes financial results for all periods presented prior to August 24, 2007 have been reclassified from continuing operations and included in discontinued operations.

	YEARS ENDED DECEMBER 31,
	2011	2010	2009	2008	2007
STATEMENT OF OPERATIONS DATA:

Net revenues	$3,769,772	$3,995,177	$4,518,548	$6,138,962	$6,369,156

Operating Costs and Expenses
Editorial, production, development and technology	2,345,352	2,641,205	2,569,354	3,323,546	3,590,192
Selling, general and administrative	3,372,194	3,677,612	4,340,061	5,936,798	6,206,513
Payroll & benefits	3,860,323	4,799,058	4,872,398	6,653,739	6,661,796
Impairment loss	-	-	-	3,524,697	-
Depreciation and amortization	245,168	541,326	743,995	1,348,782	1,027,182
Total operating costs and expenses	9,823,037	11,659,201	12,525,808	20,787,562	17,485,683

Loss from operations	(6,053,265)	(7,664,024)	(8,007,260)	(14,648,600)	(11,116,527)

(LOSSES) EARNINGS OF UNCONSOLIDATED INVESTEES

Equity in earnings of unconsolidated investees	593,767	765,015	2,006,498	1,160,623	4,747
Impairment loss	(4,795,783)	-	(5,000,000)	-	-
Total (losses) equity in earnings of unconsolidated Investees	(4,202,016)	765,015	(2,993,502)	1,160,623	4,747

OTHER INCOME (EXPENSE)
Interest, net	1,041,932	64,916	16,161	359,800	124,969
Other, net	2,042,526	6,311	(35,227)	44,651	38,431
Income taxes, net of refunds	(130,571)	(283,756)	83,286	(953)	(53,807)

Loss from continuing operations	(7,301,394)	(7,111,538)	(10,936,542)	(13,084,479)	(11,002,187)

Gain (loss) on sale of discontinued operations, net of income taxes	524,156	6,057,421	614,572	(4,655,122)	10,254,287
Income of discontinued operations	-	5,909,763	4,699,144	964,643	2,479,268
Income (loss) from discontinued operations	524,156	11,967,184	5,313,716	(3,690,479)	12,733,555

Net (loss) income	(6,777,238)	4,855,646	(5,622,826)	(16,774,958)	1,731,368

NET LOSS (INCOME) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(85,093)	49,921	2,409	(81,365)	3,241

Net (loss) income attributable to Hollywood Media Corp.	$(6,862,331)	$4,905,567	$(5,620,417)	$(16,856,323)	$1,734,609

Basic and diluted (loss) income per common share
Continuing operations	$(0.30)	$(0.23)	$(0.35)	$(0.41)	$(0.33)
Discontinued operations	0.02	0.39	0.17	(0.12)	0.38
Total basic and diluted net (loss) income per share	$(0.28)	$0.16	$(0.18)	$(0.53)	$0.05

Weighted average common and common equivalent shares outstanding – basic and diluted	24,384,547	30,937,619	30,584,902	31,793,853	33,303,886

	AS OF DECEMBER 31,
	2011	2010	2009	2008	2007
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$3,717,599	$29,406.063	$8,365,224	$5,404,253	$21,242,686
Working capital	3,067,463	21,981,818	7,766,282	3,555,595	18,484,080
Total assets	18,222,789	47,318,559	27,220,022	31,980,219	42,264,667
Capital lease obligations, including current portion	38,032	98,248	178,163	296,665	226,866
Total shareholders’ equity	$14,575,498	$37,752,737	$32,490,409	$37,758,880	$55,567,474

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

Overview

Until December 15, 2010, Hollywood Media was comprised of various businesses focusing primarily on online ticket sales, deriving revenue primarily from Broadway, Off-Broadway and London’s West End ticket sales to individuals and groups, as well as advertising and book development license fees and royalties. Our Broadway Ticketing business was comprised of Broadway.com, 1-800-BROADWAY, Theatre Direct and Theatre.com. On December 15, 2010, we completed the Broadway Sale through the sale of all of the outstanding capital stock of Theatre Direct to Key Brand, as contemplated by the Purchase Agreement. Following this sale, our business segments for our continuing operations are as follows:

•	Ad Sales – includes UK Theatres Online (formerly CinemasOnline), which sells contracted advertising space on lobby display posters in cinemas and movie brochure booklets distributed in independent cinemas and theatre ticket wallets in the United Kingdom and Ireland. There is also a limited focus on advertising sales on plasma screens located in a small number of cinemas and live theatre venues. This segment also includes Hollywood Media’s 26.2% equity interest in MovieTickets.com.

•	Intellectual Properties – owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses for book and other media. This segment includes our wholly-owned subsidiary, Tekno Books, a book development business, and this segment does not include our 50% interest in NetCo Partners, for purposes of this discussion and analysis.

•	Other – is comprised of payroll and benefits for corporate and administrative personnel as well as other corporate-wide expenses, such as legal fees, audit fees, proxy costs, insurance, centralized information technology, and includes consulting and other fees and costs relating to compliance with the provisions of the Sarbanes-Oxley Act of 2002 that require Hollywood Media to assess and report on internal control over financial reporting, and related development of controls. This segment also includes Hollywood Media’s 21.74% equity interest in Project Hollywood, which in turn owns Baseline.

Year ended December 31, 2011 (“fiscal 2011”) as compared to the year ended December 31, 2010 (“fiscal 2010”) and year ended December 31, 2009 (“fiscal 2009”).

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

Pursuant to the Purchase Agreement, at the closing of the Broadway Sale (i) Hollywood Media received $20.5 million in cash (including $0.5 million pursuant to the estimated working capital adjustment described in the Purchase Agreement), (ii) Key Brand, Theatre Direct and Hollywood Media entered into the Credit Agreement, pursuant to which Key Brand is obligated to pay Hollywood Media $8.5 million at an interest rate of 12% per annum, which obligation matures on December 15, 2015 and is secured on a second lien basis by all stock and assets of Theatre Direct and its subsidiaries, (iii) Theatre Direct issued Hollywood Media a warrant to purchase 5% of the outstanding shares of common stock of Theatre Direct as of the closing date on a fully diluted basis at an exercise price of $.01 per share, and (iv) Key Brand assumed $1.6 million of liabilities associated with employment agreements with certain employees of Theatre Direct. In addition, Hollywood Media is entitled to receive earn-out payments of up to $14.0 million contingent upon Theatre Direct and its subsidiaries achieving certain revenue targets during the period from the closing date through the end of the 10th full fiscal year of Theatre Direct following the closing date as set forth in the Purchase Agreement. As collectability of the Loan, Earn-outs and Warrant is not reasonably assured, they are not included in the gain from the Broadway Sale.

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

For additional information about this transaction, see Note 5 “Discontinued Operations” in the Notes to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

Sale of Hollywood.com Business to R&S Investments, LLC

On August 21, 2008, Hollywood Media entered into and simultaneously closed on a definitive purchase agreement with R&S Investments, LLC, pursuant to which R&S Investments acquired the Hollywood.com Business for a potential purchase price of $10.0 million, which includes $1.0 million in cash that was paid to Hollywood Media at closing and potential earn-out payments of up to $9.0 million, of which $1.8 million has been paid as of December 31, 2011. Hollywood Media recognized $0.7 million in earn-out income under this agreement in fiscal 2011. Hollywood Media recognized $0.7 million in earn-out income under this agreement in each of fiscal 2010 and fiscal 2009, which is included in “Gain (loss) from discontinued operations, net of income taxes” in our consolidated statements of operations in Part II, Item 8 of this Form 10-K report. As of December 31, 2011 and 2010, $7.2 million and $7.8 million, respectively, remained as potential earn-out payments since $1.8 million was paid in earn-out payments through December 31, 2011 pursuant to this agreement. The Hollywood.com Business included the Hollywood.com website and related URLs and celebrity fan websites and Hollywood.com Television, a free video on demand service. R&S Investments is owned by Mr. Rubenstein and Ms. Silvers. The purchase price was determined by an arms-length negotiation between a Special Committee of independent and disinterested directors of Hollywood Media on the one hand and R&S Investments on the other hand.

Commencing October 1, 2009, R&S Investments became contractually obligated to make periodic earn-out payments equal to the greater of (i) 10 percent of collected gross revenue and (ii) 90 percent of EBITDA (as defined in the purchase agreement) for the Hollywood.com Business until the full earn-out is paid. If a change of control of Hollywood.com occurs before the earn-out is fully paid, the remaining portion of the earn-out would be payable immediately upon such a change of control, up to the amount of consideration received by R&S Investments less related expenses. If the consideration in such a change of control is less than the remaining balance of the earn-out, then the surviving entity which owns the Hollywood.com Business will be obligated to pay the difference in accordance with the same earn-out terms. Pursuant to the purchase agreement, Hollywood Media was required to place $2.6 million into an escrow account to fund any negative EBITDA of the Hollywood.com Business through August 21, 2010. There was $2.6 million disbursed to the Hollywood.com Business in fiscal 2009, representing the entire balance of the escrow. In addition, as of December 31, 2011 and 2010, Hollywood Media recorded $0.4 million and a $0.2 million related party receivable for earn-out earned and expense reimbursement by R&S Investments, respectively. As of the filing of this Annual Report on Form 10-K, the receivable and expense reimbursement were being collected in accordance with the payment terms.

For additional information about this transaction, see Note 5 “Discontinued Operations” in the Notes to the Consolidated Financial Statements contained in Part II, Item 8, of this Form 10-K Report.

Results of Continuing Operations

The following tables summarize changes in Hollywood Media’s revenue and operating expense from continuing operations by reportable segment for the years ended December 31, 2011, 2010 and 2009. For additional financial information regarding Hollywood Media’s reportable segments, see Note 18 – Segment Reporting in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Net Revenues Analysis	Net Revenues		2010 to	2010 to
(in millions)			2011	2011
	2011	2010	Change ($)	Change (%)

Ad Sales	$2.7	$3.1	$(0.4)	(13)
Intellectual Properties	1.1	0.9	0.2	22
Other	-	-	-	-

TOTALS	$3.8	$4.0	$(0.2)	(5)

	Net Revenues		2009 to	2009 to
			2010	2010
	2010	2009	Change ($)	Change (%)

Ad Sales	$3.1	$3.4	$(0.3)	(9)
Intellectual Properties	0.9	1.1	(0.2)	(18)
Other	-	-	-	-

TOTALS	$4.0	$4.5	$(0.5)	(11)

Operating Expense Analysis	Operating Expenses		2010 to	2010 to
(in millions)			2011	2011
	2011	2010	Change ($)	Change (%)

Ad Sales	$2.9	$3.6	$(0.7)	(19)
Intellectual Properties	0.9	1.0	(0.1)	(10)
Other	6.0	7.1	(1.1)	(15)

TOTALS	$9.8	$11.7	$(1.9)	(16)

	Operating Expenses		2009 to	2009 to
			2010	2010
	2010	2009	Change ($)	Change (%)

Ad Sales	$3.6	$3.7	$(0.1)	(3)
Intellectual Properties	1.0	1.1	(0.1)	(9)
Other	7.1	7.7	(0.6)	(8)

TOTALS	$11.7	$12.5	$(0.8)	(6)

Comparison of Percentage Changes in Net Revenues and Operating Expenses

		2010 to 2011		2009 to 2010
	2010 to 2011 Revenues %	Operating Expenses %	2009 to 2010 Revenues %	Operating Expenses %
Increase/(Decrease) in -
Ad Sales	(13)	(19)	(9)	(3)
Intellectual Properties	22	(10)	(18)	(9)
Other	-	(15)	-	(8)

TOTALS	(5)	(16)	(11)	(6)

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

Net Revenues

Total net revenues for fiscal 2011 were $3.8 million compared to $4.0 million and $4.5 million for fiscal 2010 and fiscal 2009 respectively. Revenues decreased $0.2 million, or 5% in fiscal 2011 from fiscal 2010 and decreased $0.5 million, or 11% in fiscal 2010 from fiscal 2009. The decrease in net revenues for fiscal 2010 as compared to fiscal 2009 is primarily the result of decreases in Ad Sales revenue of $0.3 million and a decrease in Intellectual Property revenue of $0.2 million. The decrease in net revenues for fiscal 2011 as compared to fiscal 2010 is primarily the result of a decrease in Ad Sales revenue of $0.4 million partially offset by an increase in Intellectual Properties revenue of $0.2 million. In fiscal 2011, net revenues were derived 71% from Ad Sales and 29% from Intellectual Properties. In fiscal 2010, net revenues were derived 78% from Ad Sales and 22% from Intellectual Properties. In fiscal 2009, net revenues were derived 75% from Ad Sales and 25% from Intellectual Properties.

Ad sales net revenues were $2.7 million for fiscal 2011 as compared to $3.1 million for fiscal 2010 and $3.4 million for fiscal 2009.  Ad sales net revenues decreased $0.4 million or 13% for fiscal 2011 from fiscal 2010 and decreased $0.3 million or 9% for fiscal 2010 from fiscal 2009.  The decrease in Ad Sales revenue from fiscal 2010 to 2011 is attributable to a decrease in U.K. advertising sales of $0.3 million, which includes a decrease in plasma advertising revenue of $0.2 million and a decrease of $0.2 million in brochure and web advertising. The decrease in Ad sales revenues from fiscal 2009 to 2010 is attributable to a decrease in UK advertising sales of $0.3 million, which includes: a decrease in plasma advertising revenue of $0.5 million, offset by an increase of $0.2 million in brochure and web advertising revenues. The decrease is primarily attributable to the adverse economic conditions in the U.K.

Intellectual Properties net revenues were $1.1 million for fiscal 2011 as compared to $0.9 million for fiscal 2010 and $1.1 million for fiscal 2009. Net revenues generated from Intellectual Properties increased $0.2 million or 22% in fiscal 2011 from fiscal 2010 and net revenues generated from Intellectual Properties decreased $0.2 million or 18% in fiscal 2010 from fiscal 2009. The increase in revenues in fiscal 2011 as compared to fiscal 2010 as well as the decrease in revenues in fiscal 2010 as compared to fiscal 2009 were attributable to the timing of the delivery of manuscripts. The Intellectual Properties division generates revenues from several different activities including book development and licensing, and intellectual property licensing. Revenues vary quarter to quarter depending on the timing of delivery of manuscripts to the publishers. Revenues are recognized when the earnings process is complete and the ultimate collection of such revenues is no longer subject to contingencies. This division does not include NetCo Partners, which is reported separately; see “Equity in Earnings of Unconsolidated Investees” below.

Equity in Earnings of Unconsolidated Investees

Equity in earnings (losses) of unconsolidated investees consists of the following:

	For the years ended December 31,
	2011	2010	2009
	(in millions)	(in millions)	(in millions)

NetCo Partners (a)	$-	$-	$-
MovieTickets.com (b)	0.4	0.7	(3.0)
Project Hollywood LLC(c)	0.1	-	-
	$0.5	$0.7	$(3.0)

(a) NetCo Partners

NetCo Partners owns NetForce and is primarily engaged in the development and licensing of NetForce. NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements, generally upon the delivery of the manuscript to the publisher and at the point where ultimate collection is substantially assured. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. Hollywood Media owns 50% of NetCo Partners and accounts for its investment under the equity method. Hollywood Media’s 50% share of income of NetCo Partners was de minimus for fiscal 2011 and 2010. Hollywood Media’s 50% share of income of Netco Partners for fiscal 2010 was a de minimus increase compared to the minimal loss for fiscal 2009. The increase in fiscal 2010 as compared to fiscal 2009 was primarily recoveries in fiscal 2010 of accounts receivable losses in fiscal 2009. There was minimal activity and no income was recognized in fiscal 2009.

(b) MovieTickets.com

Hollywood Media owns 26.2% of the total equity in the MovieTickets.com joint venture. Hollywood Media records its investment in MovieTickets.com under the equity method of accounting, recognizing its percentage interest in MovieTickets.com’s income or loss as equity in earnings of unconsolidated investees. Under applicable accounting principles, Hollywood Media recorded $0.4 million and $0.7 million in income from its investment in MovieTickets.com for fiscal 2011 and 2010, respectively. Hollywood Media recorded $0.1 million in income from its investment in MovieTickets.com for fiscal 2009, because accumulated net income in fiscal 2009 exceeded MovieTickets.com’s accumulated net losses for fiscal 2008 and prior to 2008. During 2011 the Company determined that $4.8 million of the goodwill associated with MovieTickets.com should be written down and accordingly, recorded an impairment loss of $4.8 million. See Note 15 to Consolidated Financial Statements for additional information about the impairment loss of $4.8 million. During the second quarter of 2009, the Company determined that $5.0 million of the goodwill associated with MovieTickets.com should be written down and accordingly, recorded an impairment loss of $5.0 million. The MovieTickets.com web site generates revenues primarily from service fees charged to users for the purchase of movie tickets online, the sale of advertising and research. On July 18, 2011, MovieTickets.com declared a dividend of $4,000,000. Hollywood Media received its 26.2% pro-rata share of such dividend, amounting to $1,048,875 on July 19, 2011, which reduced the Company’s investment in MovieTickets.com as the dividend did not exceed the amount of the Company’s investment. There were no dividends declared or received during fiscal 2010 compared to $1.9 million in dividends received in fiscal 2009.

MovieTickets.com is a leading destination for the purchase of movie tickets through the Internet. Hollywood Media launched the MovieTickets.com website in May 2000 with several major movie theater exhibitors. The MovieTickets.com website allows users to purchase movie tickets and retrieve them at “will call” windows or kiosks at theaters or the user can print at home for theatres with that capacity. The website generates revenues primarily from service fees charged to users for the purchase of tickets, the sale of advertising and the sale of research data. Service fees on ticket sales were introduced in November 2000. See Item 1 – Business, and Note 15 to Consolidated Financial Statements for additional information about MovieTickets.com.

(c) Project Hollywood LLC

On October 27, 2011, Hollywood Media acquired 21.74% of the total equity in Project Hollywood, which owns Baseline StudioSystems. Hollywood Media records its investment in Project Hollywood under the equity method of accounting, recognizing its percentage interest in Project Hollywood’s income or loss as equity in earnings of unconsolidated investees. Under applicable accounting principles, Hollywood Media recorded $0.1 million in income from its investment in Project Hollywood for fiscal 2011.

Project Hollywood owns all of the membership interests of Baseline LLC. Baseline LLC owned all of the equity interests in Baseline StudioSystems, a database and research service provider offering specialized information to its subscribing users, which subscribers include movie and TV studios and production companies, distributors, producers, screenwriters, and news organizations. Baseline StudioSystems’ film and television database contains motion picture and TV information dating back nearly 100 years, including comprehensive data about film and television productions and entertainment industry professionals.

Operating Expenses

Editorial, Production, Development and Technology. Editorial, production, development and technology costs include commissions, royalties, media buying, production services and internet access for CinemasOnline and fees and royalties paid to authors and co-editors for the Intellectual Properties segment. Editorial, production, development and technology costs for fiscal 2011 were $2.4 million as compared to $2.6 million for fiscal 2010 and $2.6 million for fiscal 2009. Editorial, production, development and technology costs decreased $0.2 million or 8% from fiscal 2010 to fiscal 2011 and remained the same from fiscal 2009 to fiscal 2010. As a percentage of aggregate net revenues from our Ad Sales and Intellectual Properties segments, these costs were 63% for fiscal 2011, 66% for fiscal 2010 and 57% for fiscal 2009.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist of occupancy costs, professional and consulting service fees, telecommunications costs, provision for doubtful accounts receivable, general insurance costs, selling and marketing costs (such as advertising, marketing, promotional, business development, public relations, and commissions due to advertising agencies, advertising  representative firms and other parties).  The SG&A expenses for fiscal 2011 were $3.4 million compared to $3.7 million for fiscal 2010, a decrease of $0.3 million or 8% and $4.3 million for fiscal 2009, a decrease of $0.6 million or 14%.  As a percentage of net revenues, SG&A expenses were 89% for fiscal 2011, 92% for fiscal 2010 and 96% for fiscal 2009.

The decrease in SG&A expenses in fiscal 2011 as compared to 2010 was primarily due primarily to decreases in the following categories: $0.3 million in accounting fees, $0.2 million in bad debt expense, $0.2 million in occupancy and $0.1 million in internet connectivity. These decreases were offset by a combined $0.5 million increase in legal and consulting fees.

The decrease in SG&A expenses in fiscal 2010 as compared to 2009 was primarily due to decreases in the following categories: $0.3 million in legal expenses and $0.1 million in each of the following categories, bad debt expense, accounting fees, Board of Director’s fees and consulting fees relating to Sarbanes Oxley compliance. These decreases were offset by a $0.1 million increase in contributions and sponsorship payments.

Payroll and Benefits.

Payroll and benefits expenses consist of payroll and benefits including any other types of compensation benefits as well as human resources and administrative functions.

Payroll and benefits expenses for fiscal 2011 were $3.9 million as compared to $4.8 million for 2010, a decrease of $0.9 million or 19%. Payroll and benefits expenses decreased $0.1 million, or 2%, in fiscal 2010 as compared to fiscal 2009. As a percentage of net revenues, payroll and benefits expenses were approximately 103% in fiscal 2011, 120% in fiscal 2010 and 108% in fiscal 2009.

The decrease in payroll and benefits in fiscal 2011 as compared to fiscal 2010 was primarily due to the following: a decrease in payroll of the accounting department of $0.3 million, a decrease of $0.2 million in payroll in the legal department and a decrease of $0.1 million in payroll in the management information systems department, partially offset by a net increase of $0.2 million in other executive compensation. Hollywood Media agreed to provide certain transition services to Key Brand and Theatre Direct relating to the Broadway Ticketing Business following the closing of the Broadway Sale for a six-month period which ended on June 15, 2011, at which time Hollywood Media reduced its work force. Pursuant to that agreement, Key Brand reimbursed Hollywood Media in fiscal 2011 for some of its accounting and information technology payroll and related expenses.

The decrease in payroll and benefits in fiscal 2010 as compared to fiscal 2009 was primarily due to a decrease in the Intellectual Property Business payroll.

Depreciation and Amortization.

Depreciation and amortization expense consists of depreciation of property and equipment, furniture and fixtures, web site development, leasehold improvements, equipment under capital leases and amortization of intangibles. Depreciation and amortization expense was $0.2 million for fiscal 2011 as compared to $0.5 million for fiscal 2010 and $0.7 million for fiscal 2009. Depreciation and amortization decreased $0.3 million or 60% in fiscal 2011 from fiscal 2010 and decreased $0.2 million or 29% in fiscal 2010 from fiscal 2009. The decrease in depreciation and amortization expense from fiscal 2010 to fiscal 2011 is due to reduced leasehold improvements amortization because of a change in location of the corporate office to a less expensive rental space and the balance is due to fixed assets becoming fully depreciated during or prior to Q1-11.  The decrease in depreciation and amortization expense from fiscal 2009 to fiscal 2010 is due to assets becoming fully depreciated during or prior to fiscal 2010.

Interest, net.

Interest, net was $1.0 million income for fiscal 2011 as compared to $0.1 million income for fiscal 2010 and a de minimus income for fiscal 2009. The increase of $0.9 million or 900% in interest, net in fiscal 2011 as compared to fiscal 2010 as well as the increase of $0.1 million or 100% in interest, net in fiscal 2010 was primarily attributable to the interest paid on the $8.5 million Note Receivable due to Hollywood Media from Key Brand Entertainment Inc., the purchaser of the Broadway Ticketing Division. The note has an interest rate of 12% per annum and matures on December 15, 2015. For additional information, see Note 5 “Discontinued Operations” in the Notes to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

Other, net.

Other, net was $2.0 million for fiscal 2011 as compared to $6,311 for fiscal 2010.  The increase of $2.0 million in other, net in fiscal 2011 as compared to fiscal 2010 was primarily attributable to $1.5 million in proceeds from key-man life insurance resulting from Dr. Greenberg’s death as well as the change in the fair value of derivative liabilities of $0.6 million.

Income taxes, net of refunds.

Income taxes, net of refunds was an expense of $0.1 million for fiscal 2011 as compared to $0.3 million for fiscal 2010 and $0.1 million of income for fiscal 2009. The expense for fiscal 2011 was primarily due to the sale of the Broadway Ticketing Business resulting from alternative minimum tax on the income from such sale. The expense for fiscal 2010 was primarily due to a reserve recorded against deferred tax assets in the Ad Sales segment since there is uncertainty about the Company’s ability to realize this asset in the near future, due to continuing losses in that segment.

Net Income (Loss).

Hollywood Media’s net loss for fiscal 2011 was $6.9 million as compared to a net income for fiscal 2010 of $4.9 million and a net loss for fiscal 2009 of $5.6 million. The net loss for fiscal 2011 was primarily due to a non-cash goodwill impairment charge of $4.8 million, offset by the $1.5 million in proceeds received from the key-man life insurance resulting from Dr. Greenberg’s death. The net income for fiscal 2010 was primarily due to the gain on the sale of the Broadway Ticketing Business. The net loss for fiscal 2009 was primarily due to a $5.0 million impairment loss recorded in our Ad Sales segment in the second quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cash Balance at Year End; Sources and Uses of Cash

Hollywood Media’s cash and cash equivalents were $3.7 million at December 31, 2011 as compared to $29.4 million at December 31, 2010. Our net working capital (defined as current assets less current liabilities) was $3.0 million at December 31, 2011 and $22.0 million at December 31, 2010.

Net cash used in operating activities from continuing operations during fiscal 2011 was $2.6 million, a decrease of 60% compared to net cash used in operating activities from continuing operations during 2010 of $6.5 million. Cash usage was primarily attributable to the loss from continuing operations and the need for staffing during the Broadway Ticketing post-sale transition period. Net cash used in operating activities from continuing operations during fiscal 2010 was $6.5 million, a change of 8% compared to net cash used in operating activities from continuing operations during 2009 of $6.0 million. Cash usage was primarily attributable to the loss from continuing operations.

Net cash used in investing activities from continuing operations during fiscal 2011 was $6.6 million, primarily used to pay Key Brand a working capital adjustment of $3.7 million in connection with the sale of the Broadway Ticketing Business, a payment of $1.7 million in payroll related bonuses which became due as a result of the Broadway Sale in fiscal 2010 pursuant to employment agreements and a $1.3 million payment for the acquisition of 21.74% of the equity of Project Hollywood. Net cash provided by investing activities from continuing operations during fiscal 2010 was $17.6 million, which included $17.1 million in cash received from the sale of the Broadway Ticketing division and $0.6 million from earn-outs received from the Hollywood.com Business sale, offset by $0.1 million in capital expenditures. Net cash provided by investing activities from continuing operations during fiscal 2009 was $0.4 million, which net cash was primarily from the earn-outs received in 2009 due to the sale of Hollywood.com Business in August 2008.

Net cash used in financing activities from continuing operations during fiscal 2011 was $16.5 million, which cash usage was primarily for the purchase of common stock tendered in Hollywood Media’s tender offer. See Note 5, “Purchase of Common Stock Tendered” in the Notes to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K. Net cash used in financing activities from continuing operations during fiscal 2010 was $0.1 million, which cash usage included payments under capital lease obligations and outstanding note payable. Net cash used in financing activities from continuing operations during fiscal 2009 was $0.2 million, which cash usage included payments under capital lease obligations, outstanding notes payable and payments for repurchase of common stock.

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

On August 21, 2008, Hollywood Media entered into and simultaneously closed on a definitive purchase agreement with R&S Investments, LLC, pursuant to which R&S Investments acquired the Hollywood.com Business for a potential purchase price of $10.0 million, which included $1.0 million in cash that was paid to Hollywood Media at closing and potential earn-out payments to Hollywood Media of up to $9.0 million. Since August 21, 2008, $1.8 million in earn-out payments were paid to Hollywood Media through December 31, 2011 and, therefore, there remains, as of December 31, 2011, $7.2 million in potential earn-out payments. Hollywood Media has received the earn-out monies in accordance with the payment terms.

Commencing October 1, 2009, R&S Investments is contractually obligated to make periodic earn-out payments equal to the greater of (i) 10 percent of collected gross revenue and (ii) 90 percent of EBITDA (as defined in the purchase agreement) for the Hollywood.com Business until the full earn-out is paid. If a change of control of Hollywood.com occurs before the earn-out is fully paid, the remaining portion of the earn-out would be payable immediately upon such a change of control, up to the amount of consideration received by R&S Investments less related expenses. If the consideration in such a change of control is less than the remaining balance of the earn-out, then the surviving entity which owns the Hollywood.com Business will be obligated to pay the difference in accordance with the same earn-out terms. Pursuant to the purchase agreement, Hollywood Media was required to place $2.6 million into an escrow account to fund any negative EBITDA of the Hollywood.com Business through August 21, 2010. There was $2.6 million disbursed to the Hollywood.com Business in fiscal 2009, representing the entire balance of the escrow. As of December 31, 2011, Hollywood Media recorded a $0.4 million related party receivable for earn-out earned and expense reimbursement by R&S Investments.

Purchase of Common Stock Tendered

On February 25, 2011, Hollywood Media announced the final results of a tender offer to purchase up to 8 million shares of its common stock at a price of $2.05 per share (less any applicable withholding taxes and without interest) which expired on February 18, 2011. Hollywood Media accepted 8 million shares for purchase for a total cost of approximately $16.4 million. The number of shares properly tendered and not withdrawn was 24,157,429. Accordingly, payment was made for approximately 33% of the tendered shares, and the rest of the tendered shares were withdrawn from the tender offer. Immediately following the purchase of the tendered shares, Hollywood Media had approximately 23,179,066 shares outstanding.

Capital Expenditures

Our capital expenditures during each of 2011 and 2010 were $97,433 and $141,672, respectively. We currently anticipate capital expenditures in 2012 of approximately $100,000, including various systems and equipment upgrades.

Authorization of Stock Repurchase Program

Hollywood Media previously reported in its current report on Form 8-K filed with the SEC on October 4, 2007, that its Board of Directors authorized a stock repurchase program under which Hollywood Media may use up to $10 million of its cash to repurchase shares of its outstanding common stock. During the fourth quarter of 2011, no shares of Hollywood Media’s common stock were purchased under the repurchase program.

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

Off-Balance Sheet Arrangements

As of December 31, 2011 and December 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes of the sort contemplated by paragraph 4 of Item 303 of SEC Regulation S-K. As such, management believes that we currently do not have any disclosures to make of the sort contemplated by paragraph 4 of Item 303 regarding “off-balance sheet arrangements.”

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

Derivative Instruments

The Company records derivative instruments at fair value in our accompanying consolidated balance sheet with charges in the fair values of those instruments reported in earnings in our consolidated results of operations. The Company does not hold any derivative instruments that reduce risk associated with hedging exposure, accordingly the Company has not designated any of its derivatives liability financial instruments as hedge instruments.

Allowance

Hollywood Media maintains an allowance for doubtful accounts and a reserve on notes receivable for estimated losses resulting from the inability of its customers or debtors to make required payments. The Company’s accounting for doubtful accounts and reserve on notes receivable contains uncertainty because management must use judgment to assess the collectability of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer’s account, past transactions with customers and debtors, creditworthiness of specific customers and debtors, historical trends and other information. The allowance for doubtful accounts was $0.2 million and $0.3 million at December 31, 2011 and 2010, respectively. The allowance is primarily attributable to receivables due from customers of CinemasOnline. Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company’s consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographic regions.

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

In September 2011, the FASB issued ASU No. 2011-08, “Testing for Goodwill Impairment (Topic 350),” (“ASU 2011-08”). ASU 2011-08 allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting period is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011 and its early adoption by the Company during the quarter ended September 30, 2011 did not have a material effect on the Company’s consolidated financial statements.

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

During the three months ended September 30, 2011, the Company determined that approximately $4.8 million of the goodwill associated with its Ad Sales division should be written down after it was determined that the future cash flow of these assets is likely impaired, and the risk associated with previously expected cash flows has increase and accordingly recorded a total impairment loss of $4.8 million for the year ended December 31, 2011.  At December 31, 2011 the Company is not aware of any additional items or events that would cause us to adjust the recorded value of Hollywood Media’s goodwill for impairment further.  Future changes in estimates used to conduct the impairment review, including revenue projections or comparable market data and transactions could cause the analysis to indicate that Hollywood Media’s goodwill is impaired in subsequent periods and result in a write-off of a portion or all of the goodwill.   In order to evaluate the sensitivity of the fair value calculations of our reporting units on the impairment calculation, we applied a hypothetical decrease to the fair values of each reporting unit.  The Company believes that the fair value of its remaining reporting unit that contains goodwill at December 31, 2011 and December 31, 2010 met or exceeded the book value of that reporting unit.

The Company believes that the disparity between the book value of its assets as compared to the market capitalization of its business is in large part a consequence of market conditions, including perceived risks in the debt markets, the Company’s industry and the broader economy. While the Company believes that some of these risks are unique to specific companies, some represent global industry risks. The Company believes that there is no fundamental change in our underlying business model or prospects for our Company.   The Company has evaluated the impairment of its goodwill, giving consideration to these risks, and their impact upon the respective reporting units’ fair values, and has reported impairments where it deems appropriate. The Company believes that the fair value of its remaining reporting unit that contains goodwill at December 31, 2011 and 2010 exceeded the book value of those units.

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

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Hollywood Media Corp.

Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of Hollywood Media Corp. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hollywood Media Corp. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

KAUFMAN, ROSSIN & CO., P.A.

Miami, Florida

April 16, 2012

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,717,599	$29,406,063
Receivables, net	229,365	465,079
Prepaid expenses	594,370	1,055,972
Other receivables	24,848	59,224
Related party receivable	521,497	299,963
Current portion of deferred compensation	430,000	-
Total current assets	5,517,679	31,286,301

PROPERTY AND EQUIPMENT, net	307,390	455,436
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED INVESTEES	1,573,325	955,065
INTANGIBLE ASSETS, net	17,116	7,549
GOODWILL	9,800,000	14,595,783
OTHER ASSETS	58,628	18,425
DEFERRED COMPENSATION, less current portion	948,651	-
TOTAL ASSETS	$18,222,789	$47,318,559

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$403,743	$802,684
Accrued expenses and other	890,881	6,804,066
Deferred revenue	706,432	980,786
Customer deposits	427,331	654,554
Current portion of capital lease obligations	21,829	60,031
Current portion of notes payable	-	2,362
Total current liabilities	2,450,216	9,304,483

CAPITAL LEASE OBLIGATIONS, less current portion	16,203	38,217
OTHER DEFERRED LIABILITY	42,514	75,120
DEFERRED REVENUE	48,358	148,002
DERIVATIVE LIABILITIES	1,090,000	-

COMMITMENTS AND CONTINGENCES

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized; none outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; 23,179,066 and 31,179,066 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	231,791	311,791
Additional paid-in capital	293,616,319	309,898,584
Accumulated deficit	(279,272,612)	(272,410,281)
Total Hollywood Media Corp. shareholders’ equity	14,575,498	37,800,094
Non-controlling interest	-	(47,357)
Total shareholders’ equity	14,575,498	37,752,737
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,222,789	$47,318,559

The accompanying notes to consolidated financial statements

are an integral part of these consolidated balance sheets.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2011	2010	2009

NET REVENUES	$3,769,772	$3,995,177	$4,518,548

OPERATING COSTS AND EXPENSES
Editorial, production, development and technology	2,345,352	2,641,205	2,569,354
Selling, general and administrative	3,372,194	3,677,612	4,340,061
Payroll and benefits	3,860,323	4,799,058	4,872,398
Depreciation and amortization	245,168	541,326	743,995

Total operating costs and expenses	9,823,037	11,659,201	12,525,808

Loss from operations	(6,053,265)	(7,664,024)	(8,007,260)

(LOSSES) EARNINGS OF UNCONSOLIDATED INVESTEES

Equity in earnings of unconsolidated investees	593,767	765,015	2,006,498
Impairment loss	(4,795,783)	-	(5,000,000)

Total (losses) equity in earnings of unconsolidated investees	(4,202,016)	765,015	(2,993,502)

OTHER INCOME (EXPENSE):
Interest, net	1,041,932	64,916	16,161
Other, net	2,042,526	6,311	(35,227)
Income taxes, net of refunds	(130,571)	(283,756)	83,286

Loss from continuing operations	(7,301,394)	(7,111,538)	(10,936,542)

Gain on sale of discontinued operations, net of income taxes	524,156	6,057,421	614,572
Income of discontinued operations	-	5,909,763	4,699,144

Income from discontinued operations	524,156	11,967,184	5,313,716

Net (loss) income	(6,777,238)	4,855,646	(5,622,826)

NET LOSS (INCOME) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(85,093)	49,921	2,409

Net (loss) income attributable to Hollywood Media Corp.	$(6,862,331)	$4,905,567	$(5,620,417)

Basic and diluted (loss) income per common share
Continuing operations	$(0.30)	$(0.23)	$(0.35)
Discontinued operations	0.02	0.39	0.17
Total basic and diluted net (loss) income per share	$(0.28)	$0.16	$(0.18)

Weighted average common and common equivalent shares outstanding – basic and diluted	24,384,547	30,937,619	30,584,902

The accompanying notes to consolidated financial statements

are an integral part of these consolidated statements of operations.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance – December 31, 2008	30,883,913	$308,839	$309,100,760	$(271,695,431)	$37,714,168

Repurchase of company stock	(71,600)	(716)	(72,238)	-	(72,954)
Issuance of stock – 401(k) employer match	225,343	2,254	223,089	-	225,343
Stock compensation expense - officers	-	-	204,885	-	204,885
Stock compensation expense - employees	-	-	23,835	-	23,835
Net loss	-	-	-	(5,620,417)	(5,620,417)

Balance – December 31, 2009	31,037,656	310,377	309,480,331	(277,315,848)	32,474,860

Issuance of stock – 401(k) employer match	141,410	1,414	196,560	-	197,974
Stock compensation expense - officers	-	-	202,184	-	202,184
Stock compensation expense - employees	-	-	19,509	-	19,509
Net income	-	-	-	4,905,567	4,905,567

Balance – December 31, 2010	31,179,066	311,791	309,898,584	(272,410,281)	37,800,094

Purchase of tendered common stock	(8,000,000)	(80,000)	(16,320,000)	-	(16,400,000)
Controlling Interest of Tekno Books	-	-	37,735	-	37,735
Net loss	-	-	-	(6,862,331)	(6,862,331)

Balance – December 31, 2011	23,179,066	$231,791	$293,616,319	$(279,272,612)	$14,575,498

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of shareholders’ equity.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,777,238)	$4,855,646	$(5,622,826)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Income from discontinued operations	(524,156)	(11,967,184)	(5,313,716)
Depreciation and amortization	245,168	541,326	743,995
401(k) stock match	-	-	61,067
Equity in earnings (losses) of unconsolidated investees, net of distributions	526,179	(724,968)	(97,297)
Stock compensation expense – employees	-	19,509	23,835
Loss on retirement of property	-	72,144	820
Stock compensation expense - officers	-	202,184	204,885
Amortization of deferred compensation costs - officers	341,349	-	-
Provision for bad debts	130,538	282,296	430,370
Distributions to minority owners		(12,985)	(26,754)
Goodwill impairment	4,795,783	-	5,000,000
Change in fair value of derivative liabilities	(525,113)	-	-
Changes in assets and liabilities:
Receivables	105,176	(143,050)	(170,958)
Prepaid expenses	461,602	826,472	(529,739)
Other receivables	139,937	210,840	55,390
Related party receivable	(55,743)	36,424	12,640
Other assets	(40,203)	2,657	10,065
Accounts payable	(504,500)	(426,124)	426,744
Accrued expenses and other	(174,768)	217,353	(937,938)
Derivative liabilities	(104,888)	-	-
Deferred revenue	(373,998)	(357,038)	(255,829)
Customer deposits	(227,223)	37,862	68,633
Other deferred liability	(32,606)	(161,138)	(65,807)
Net cash used in operating activities – continuing operations	(2,594,704)	(6,487,774)	(5,982,420)
Net cash provided by operating activities - discontinued operations	-	10,419,174	9,942,486
Net cash (used in) provided by operating activities	(2,594,704)	3,931,400	3,960,066

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(97,433)	(141,672)	(101,640)
Investment in Project Hollywood LLC	(1,250,000)	-	-
Acquisition of intangible assets	(25,300)	-	-
Net proceeds (expenditures) from sale of assets and businesses	(5,259,205)	17,786,493	472,920
Net cash (used in) provided by investing activities – continuing operations	(6,631,938)	17,644,821	371,280
Net cash used in investing activities – discontinued operations	-	(375,177)	(1,088,501)
Net cash (used in) provided by investing activities	(6,631,938)	17,269,644	(717,221)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under capital lease obligations	(59,460)	(104,254)	(118,502)
Repayment of notes payable	(2,362)	(37,524)	(39,519)
Purchase of tendered common stock	(16,400,000)	-	-
Stock repurchase program	-	-	(72,954)
Net cash used in financing activities – continuing operations	(16,461,822)	(141,778)	(230,975)
Net cash used in financing activities – discontinued operations	-	(18,427)	(50,899)
Net cash used in financing activities	(16,461,822)	(160,205)	(281,874)

Net (decrease) increase in cash and cash equivalents	(25,688,464)	21,040,839	2,960,971

CASH AND CASH EQUIVALENTS, beginning of period	29,406,063	8,365,224	5,404,253

CASH AND CASH EQUIVALENTS, end of period	$3,717,599	$29,406,063	$8,365,224

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
Interest paid	$19,279	$28,342	$41,607
Taxes paid	$130,296	$23,964	$19,345

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of cash flows.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

(1)	BACKGROUND:

Hollywood Media Corp. (“Hollywood Media” or “the Company”) was incorporated in the State of Florida on January 22, 1993. Hollywood Media is comprised of various businesses focusing primarily on advertising, book development license fees and royalties.

Hollywood Media owns the U.K. based companies CinemasOnline Limited, UK Theatres Online Limited, WWW.CO.UK Limited and Spring Leisure Limited (collectively known as “CinemasOnline”), which were acquired in November 2005. CinemasOnline, included as part of Hollywood Media’s Ad Sales Segment, sells contracted advertising space on lobby display posters in cinemas and movie brochure booklets distributed in independent cinemas and theatre ticket wallets in the United Kingdom and Ireland. There is also a limited focus on advertising sales on plasma screens located in a small number of cinemas and live theatre venues.

The intellectual properties segment owns or controls the exclusive rights to certain original characters and concepts created by best-selling authors and media celebrities, which it licenses across all media, including books, films and television, multimedia software, and other products. Hollywood Media acquires the rights to its intellectual properties pursuant to agreements that grant it exclusive rights in the intellectual property itself as well as the right to use the creator’s name in the title of the intellectual property. The intellectual properties division also includes a wholly-owned book development and licensing operation named Tekno Books which focuses on developing and executing book projects, typically with best-selling authors, which books are then licensed for publication to book publishers. Tekno Books generates revenues from new book projects in the form of non-refundable advances paid by publishers and royalties from its library of book titles.

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

Hollywood Media owns 26.2% of the equity of MovieTickets.com Inc. (“MovieTickets.com”), a joint venture, primarily with AMC Entertainment Inc., National Amusements, Inc. and Viacom Inc. The MovieTickets.com joint venture is not consolidated in the accompanying consolidated financial statements. The MovieTickets.com website allows users to purchase movie tickets online and retrieve them at “will call” windows or kiosks at the theaters. MovieTickets.com generates revenue from the sale of advertising and from service fees charged to users for the purchase of tickets and from the sale of research data, which revenues are not included in Hollywood Media’s revenues. Hollywood Media records its share of the earnings or loss in MovieTickets.com as “Equity in Earnings of Unconsolidated Investees” in the accompanying consolidated financial statements.

On October 27, 2011, Hollywood Media acquired 21.74% of Project Hollywood LLC, a newly formed limited liability company owned by Baseline Holdings LLC (“Baseline Holdings”).  Baseline Holdings is owned by Mitchell Rubenstein and Laurie Silvers.  Prior to the acquisition, on October 7, 2011, Project Hollywood LLC had acquired all of the membership interests of Baseline LLC from The New York Times Company.  Project Hollywood LLC is not consolidated in these financial statements, and Hollywood Media records 21.74% of the earnings of Project Hollywood LLC as “equity in earnings of unconsolidated investees” in the accompanying consolidated financial statements.

The Company had an accumulated deficit totaling $279.3 million and $272.4 million at December 31, 2011 and 2010, respectively. The success of Hollywood Media’s operations in future years is dependent on its ability to generate adequate revenues and cash flows to offset operating expenses. Hollywood Media expects to incur additional losses. There can be no assurances that Hollywood Media will be able to generate sufficient revenues from these activities to cover its costs and therefore, Hollywood Media may continue to incur losses and negative cash flows from operations. To the extent that Hollywood Media does not generate sufficient revenues to offset expenses Hollywood Media may require further financing beyond cash on hand to fund ongoing operations. Hollywood Media estimates, based on operating plans and assumptions, that existing cash and cash equivalents and anticipated cash flows will be sufficient to meet working capital requirements for the year 2012.

On February 25, 2011, Hollywood Media announced the final results of a tender offer to purchase up to 8 million shares of its common stock at a price of $2.05 per share (less any applicable withholding taxes and without interest) which expired on February 18, 2011. Hollywood Media accepted 8 million shares for purchase for a total cost of approximately $16,400,000. The number of shares properly tendered and not withdrawn was 24,157,429. Accordingly, payment was made for approximately 33% of the tendered shares, and the rest of the tendered shares were withdrawn from the tender offer. Immediately following the purchase of the tendered shares, Hollywood Media had 23,179,066 shares outstanding.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

Hollywood Media’s consolidated financial statements include the accounts of Hollywood Media and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Hollywood Media’s 50%, 26.2% and 21.74% ownership interests in NetCo Partners, MovieTickets.com and Project Hollywood LLC, respectively, are accounted for under the equity method of accounting.

Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires that the Company make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates are based on the information that is currently available and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. Significant estimates and assumptions embodied in the accompanying consolidated financial statements, which are evaluated on an ongoing basis, include the deferred tax asset valuation allowance, the adequacy of reserves for accounts receivables and accruals for compensation, contingencies and litigation, as well as Hollywood Media’s ability to realize the carrying value of goodwill, intangible assets, investments in less than 50% owned companies and other long-lived assets.

Cash and Cash Equivalents

Hollywood Media considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Interest bearing amounts included in cash and cash equivalents were $3,110,540 and $26,667,785 at December 31, 2011 and 2010, respectively. The Company maintains cash balances with financial institutions in excess of federally insured limits.

Receivables

Receivables consist of unsecured amounts due from customers who have advertised on plasma TV displays, posters, brochures and websites in the Company’s UK business and amounts due from publishers relating to signed contracts, to the extent that the earnings process is complete and amounts are realizable.

Allowance for Doubtful Accounts

Hollywood Media maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company’s accounting for doubtful accounts contains uncertainty because management must use judgment to estimate the collectibility of these accounts. When preparing these estimates, management considers a number of factors, including the age of a customer’s account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The allowance for doubtful accounts was $240,048 and $308,713 at December 31, 2011 and 2010, respectively. The allowance is primarily attributable to receivables due from customers of CinemasOnline. Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company’s consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions within the U.K. Changes in the allowance for doubtful accounts consisted of:

	Additions (Deductions)
	Balance at	Charges to			Balance at
	Beginning	costs and			end of
	of period	expenses	Write-offs		period

Allowance for doubtful accounts:

2011	$308,713	$130,538	$(199,203	)(A)	$240,048

2010	$473,686	$282,296	$(447,269	)(A)	$308,713

2009	$478,749	$430,370	$(435,433	)(A)	$473,686

Notes:	(A) Uncollectible accounts written off.

Property and Equipment

Property and equipment are carried at cost and are classified in five categories. The categories and estimated service lives are as follows:

Furniture and fixtures	5 years
Equipment and software	3 to 5 years
Equipment under capital leases	Shorter of term of lease or 3 to 5 years
Leasehold improvements	Term of lease
Artwork	Non-depreciable

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

In September 2011, the FASB issued ASU No. 2011-08, “Testing for Goodwill Impairment (Topic 350),” (“ASU 2011-08”). ASU 2011-08 allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting period is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011 and its early adoption by the Company during the quarter ended September 30, 2011 did not have a material effect on the Company’s condensed consolidated financial statements.

During the three months ended September 30, 2011, the Company determined that approximately $4.8 million of the goodwill associated with its Ad Sales division should be written down after it was determined that the future cash flow of these assets is likely impaired, and the risk associated with previously expected cash flows has increased and accordingly recorded an impairment loss of $4.8 million for the year ended December 31, 2011.  At December 31, 2011 the Company is not aware of any additional items or events that would cause us to adjust the recorded value of Hollywood Media’s goodwill for impairment further.  Future changes in estimates used to conduct the impairment review, including revenue projections or comparable market data and transactions could cause the analysis to indicate that Hollywood Media’s goodwill is impaired in subsequent periods and result in a write-off of a portion or all of the goodwill.   In order to evaluate the sensitivity of the fair value calculations of our reporting units on the impairment calculation, we applied a hypothetical decrease to the fair values of each reporting unit.  The Company believes that the fair value of its remaining reporting unit that contains goodwill at December 31, 2011 and December 31, 2010 met or exceeded the book value of that reporting unit.

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

Impairment of Long-Lived Assets

ASC Topic No. 360-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If an indicator of impairment is present, Hollywood Media evaluates the recoverability of long-lived assets not held for sale by comparing the carrying amount of the assets to the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying values of such assets, the assets are adjusted to their fair values if such fair values are lower than their carrying value. Hollywood Media determines fair value as the net present value of future cash flows. There were no adjustments to the carrying value of long-lived assets for any of the years ended December 31, 2011, 2010, and 2009.

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

Segment Information

ASC Topic No. 280, “Segment Reporting” establishes standards for reporting of selected information about operating segments in annual and interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers (see Note 18).

Derivative Instruments

The Company records derivative instruments at fair value in our accompanying consolidated balance sheet with changes in the fair values of those instruments reported in earnings in our consolidated results of operations. The Company does not hold any derivative instruments that reduce risk associated with hedging exposure, accordingly the Company has not designated any of its derivatives liability financial instruments as hedge instruments.

Earnings Per Common Share

FASB Accounting Standard Codification No. 260, “Earnings per Share” requires companies to present basic and diluted earnings per share. Earnings per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period presented.

Common shares issuable upon exercise of outstanding options and warrants of 75,000, 95,435, and 1,328,443 were excluded from the calculation of diluted earnings per share for the years ended December 31, 2011, 2010 and 2009, respectively, because their impact was anti-dilutive to the loss from continuing operations. Non-vested shares are not included in the basic calculation until vesting occurs. There were no unvested shares as of December 31, 2011.

Advertising Costs

Hollywood Media expenses the cost of advertising as incurred.  Advertising costs for the years ended December 31, 2011, 2010 and 2009 were $8,980, $14,496 and $14,286, respectively, and are included in “Selling, general and administrative” expenses in the accompanying consolidated statements of operations

401(k) Plan

On September 27, 2010, upon recommendation of Mitchell Rubenstein, CEO and Chairman of Hollywood Media Corp., the Board of Directors of Hollywood Media Corp. approved the termination of the Company’s 401 (k) plan effective November 18, 2010.

Hollywood Media maintained a 401(k) Plan (“the Plan”) covering all employees who met certain eligibility requirements. The Plan provided that each participant may contribute up to 15% of his or her pre-tax gross compensation (not to exceed a statutorily prescribed annual limit). All amounts contributed by employee participants in conformity with Plan requirements and earnings on such contributions were fully vested at all times. The match in stock was 50% of the first 8% of the employees’ compensation contributions, for those participants employed in excess of 1,000 hours during the year and employed on the last day of the year. The match of $148,404 was paid in cash to the Plan for the year ended December 31, 2010 during the fourth quarter. The match paid for the year ended December 31, 2009 was 101,189 shares of Hollywood Media common stock, valued at $141,664, at a share price of $1.40 paid in the first quarter of fiscal 2010. The Plan had investments in Company stock of 303,270 shares valued at a share price of $1.64 or $497,363 as of December 31, 2010. The Plan assets remaining as of December 31, 2010 represent employee, or former employee, investments pending transfer or distribution. The Plan assets were fully transferred or distributed in fiscal 2011 and there were no plan assets remaining as of December 31, 2011.

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

Variable Interest Entities

ASC Topic No. 810, “Consolidation” Subtopic No. 10-25 “Recognition” (ASC 810-10-25), requires a variable interest entity (“VIE”) to be consolidated by its primary beneficiary. Hollywood Media determined that Hollywood.com, LLC met the definition of a VIE based on one of the criteria described in ASC 810-10-25, which states the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders. The initial investment provided by R&S Investments of $1,000,000 is not sufficient to fund the ongoing losses without additional subordinated financial support. The Company has made the determination that it is not the primary beneficiary of Hollywood.com, LLC under ASU 2009-17. Accordingly, Hollywood.com LLC is not consolidated into the Company’s consolidated financial statements.

(3)	TEKNO BOOKS

Effective as of December 30, 2011 in connection with the settlement of a dispute involving life insurance proceeds from the death of Tekno Books’ Chief Executive Partner, Dr. Martin H. Greenberg, as described below, the Estate of Martin H. Greenberg (“the Estate”) transferred all of its partnership and ownership interest in Tekno Books to Hollywood Media for no additional consideration pursuant to an Assignment of General Partnership Interest. Before such transfer, Hollywood Media owned 51% of Tekno Books. Following such transfer, Hollywood Media owned 100% of Tekno Books.

Mitchell Rubenstein was appointed Chief Executive Partner of Tekno Books (which was 51% owned by Hollywood Media) on July 21, 2011 due to the death on June 25, 2011 of Dr. Greenberg.  In July 2011, Hollywood Media and Tekno Books each received a $750,000 payment from a key-man life insurance policy resulting from Dr. Greenberg’s death.

There was a dispute with the Estate as to whether the $750,000 distributed to Tekno Books should instead have been paid to Hollywood Media.  Hollywood Media believed that pursuant to the amended and restated partnership agreement of Tekno Books, the entire $1.5 million in policy proceeds were due to Hollywood Media.   There was no dispute as to the $750,000 payment on the policy which was made to Hollywood Media in July 2011.

On February 8, 2012, Hollywood Media resolved its dispute with the Estate over the life insurance policy payments that were received as a result of Dr. Martin Greenberg’s death. As a result of such resolution, effective as of December 30, 2011, the Estate and Rosalind M. Greenberg (Dr. Greenberg’s widow) waived any right, entitlement or claim they may have to a $1.5 million key-man life insurance policy payment, Tekno Books and Hollywood Media waived any right, entitlement or claim they may have to a $500,000 life insurance policy payment received by Rosalind M. Greenberg, and the Estate transferred all of its partnership and ownership interest in Tekno Books to Hollywood Media for no additional consideration pursuant to an Assignment of General Partnership Interest. Following such transfer, Hollywood Media owned 100% of Tekno Books and recorded the $367,500 reserve in “Other Income” in the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

(4)	STOCK OPTION PLANS; WARRANTS; AND EMPLOYEE STOCK BASED COMPENSATION:

Shareholder-Approved Plans

Hollywood Media has active shareholder-approved equity compensation plans as follows: the 2004 Stock Incentive Plan and the Directors Stock Option Plan (the “Plans”). In addition to stock options, the 2004 and 2000 Plans permit the granting of stock awards and other forms of equity compensation for key personnel and non-employee directors. There were an aggregate of 502,261, 487,261, and 524,313 shares remaining available for issuance under Hollywood Media’s equity compensation plans at December 31, 2011, 2010 and 2009, respectively. The options may be either “qualified incentive stock options” (as defined in Section 422 of the Internal Revenue Code of 1986, as amended) or nonqualified stock options. Stock options granted to date generally have had an exercise price per share equal to the market value per share of the common stock on the date prior to grant and generally expire five years or ten years from the date of grant. Options awarded to Hollywood Media’s employees generally become exercisable in annual increments over a four-year period beginning one year from the grant date, although some are immediately exercisable and some vest based on other terms as specified in the option grants. Options awarded to directors become exercisable six months after date of grant. The Plans are registered with the SEC on Form S-8. Shares issued under the Plans are issued from the Company’s unissued shares authorized under its articles of incorporation.

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

Under the 2004 Plan, 1,500,000 shares of common stock are reserved for issuance upon exercise of benefits granted under the 2004 Plan. The maximum number of shares of Common stock with respect to which benefits may be granted or measured to any individual participant under the 2004 Plan during the term of the 2004 Plan shall not exceed 500,000 subject to certain potential adjustments as provided in the 2004 Plan. If any benefit granted pursuant to the 2004 Plan terminates, expires, or is canceled or surrendered, in whole or in part, shares subject to the unexercised portion may again be issued pursuant to the 2004 Plan. The shares acquired upon exercise of benefits granted under the 2004 Plan will be authorized and issued shares of common stock. Hollywood Media’s shareholders do not have any preemptive rights to purchase or subscribe for the shares reserved for issuance under the 2004 Plan.

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

As of December 31, 2011, there were no options outstanding to purchase common stock under the 2004 Plan. During the year ended December 31, 2011, no options were granted or exercised, and 10,000 and 5,000 shares were cancelled and expired, respectively, under the 2004 Plan. There were 502,261 shares remaining available for issuance under the 2004 Plan.

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

As of December 31, 2011, options to purchase 75,000 shares of common stock were outstanding under Directors Stock Option Plan. During the year ended December 31, 2011, no options were granted, exercised, or cancelled and 5,435 shares were expired under the Directors Stock Option Plan. There were no options available for future grant under the Director’s Plan.

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

During the year ended December 31, 2011, Hollywood Media did not record any stock-based compensation expense as no shares were granted under the Plans.

Table of Stock Option and Warrant Activity

A summary of all stock option and warrant activities for the year ended December 31, 2011:

	Stock Options			Warrants
		Weighted			Weighted
		Average			Average
		Exercise	Exercise Price		Exercise
	Shares	Price	Per Share	Shares	Price

Outstanding at December 31, 2010	95,435	$3.69	$2.03 - $4.60	-	$-

Granted
Exercised
Cancelled	(10,000)	4.08	$4.08
Expired	(10,435)	4.50	$4.40 - $4.60	-	-

Outstanding at December 31, 2011	75,000	$3.52	$2.03 - $4.50	-	$-

Data on Outstanding Options at December 31, 2011:

			Weighted
			Average
	Number of	Weighted	Remaining
	Options	Average Exercise	Contractual	Aggregate
	Outstanding	Price Per Share	Term (years)	Intrinsic Value (1)

Vested Options	75,000	$3.52	3.76	$-

Non-vested Options	-	-	-	-

Total Outstanding Stock Options	75,000			$-

(1)	The aggregate intrinsic value is computed based on the closing price of Hollywood Media’s stock on December 31, 2011, which is a price per share of $1.27.

As of December 31, 2011 and 2010, there were no unrecognized compensation costs related to non-vested stock option awards since all outstanding awards are fully vested. As of December 31, 2009 there was $21,676 of unrecognized compensation not related to non-vested stock awards.

There were no stock options exercised during the years ended December 31, 2011 and 2010.

The following is a summary of stock options and warrants outstanding and exercisable as of December 31, 2011:

	Options and Warrants Outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of	Number of	Contractual	Price	Number of	Price
Exercise Prices	Shares	Life	Per Share	Shares	Per Share

$2.03 - $2.50	30,000	3.97	$2.27	30,000	$2.27

$4.14 - $4.50	45,000	3.62	$4.36	45,000	$4.36

	75,000			75,000

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

Hollywood Media recorded $202,184 as compensation expense for the year ended December 31, 2010 relating to this issuance. As of December 31, 2011 there were no unvested shares or unrecognized compensation expense remaining under this issuance due to a clause in their employment agreements which automatically vested the remaining shares upon the sale of the Broadway Ticketing Division.

(5)	DISCONTINUED OPERATIONS

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

Pursuant to the Purchase Agreement, at the closing of the Broadway Sale (i) Hollywood Media received $20,530,102 in cash (including $530,102 pursuant to the estimated working capital adjustment described in the Purchase Agreement), (ii) Key Brand, Theatre Direct and Hollywood Media entered into an $8,500,000 note (“the Loan”) Second Lien, Security and Pledge Agreement, dated as of December 15, 2010 (the “Credit Agreement”), pursuant to which Key Brand is obligated to pay Hollywood Media interest at a rate of 12% per annum, with the loan maturing on December 15, 2015. The Loan is collateralized on a second lien basis by all stock and assets of Theatre Direct and its subsidiaries, (iii) Theatre Direct issued Hollywood Media a warrant to purchase 5% of the outstanding shares of common stock of Theatre Direct as of the closing date on a fully diluted basis at an exercise price of $.01 per share (the “Warrant”) and (iv) Key Brand assumed $1,600,000 of liabilities associated with employment agreements with certain employees of Theatre Direct. In addition, Hollywood Media is entitled to receive earn-out payments (“the Earn-out”) of up to $14,000,000 contingent upon Theatre Direct and its subsidiaries achieving certain revenue targets during the period from the closing date through the end of the 10th full fiscal year following the closing date as set forth in the Purchase Agreement. Hollywood Media will record a gain on the loan and earn-out upon collection of consideration. The Warrant will be marked to market each reporting period to reflect changes in fair value.

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

In connection with the transactions contemplated by the Purchase Agreement, Hollywood Media incurred (i) $440,000 plus payroll taxes in aggregate change of control payments to two executives in Hollywood Media’s legal department which were included in “Gain (loss) on sale of discontinued operations, net of income taxes” in the December 31, 2010 accompanying consolidated statements of operations which was paid as follows: $240,000 less payroll taxes was paid to one executive prior to December 31, 2010 and $200,000 less payroll taxes was paid to the other executive in January 2011. As of December 31, 2010, the $200,000 unpaid amount was included in “Accrued expenses and other” in the accompanying December 31, 2010 consolidated balance sheet; (ii) approximately $400,000 in severance payments payable by Hollywood Media to 14 employees after a brief transition period; (iii) approximately $250,000 in fees to a valuation firm for providing the fairness opinion to Hollywood Media’s board of directors in connection with evaluating and approving the Purchase Agreement and the transactions contemplated thereby; (iv) $1,361,632 in legal fees in connection with preparing and negotiating the Purchase Agreement and the related documents and preparing and filing the proxy statement relating to the transactions contemplated by the Purchase Agreement; and (v) $170,000 in investment banking fees for providing professional services to the Company.

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

Hollywood.com Business

On August 21, 2008, Hollywood Media entered into a purchase agreement with R&S Investments, LLC (“R&S Investments”) for the sale of Hollywood Media’s subsidiaries Hollywood.com, Inc. and Totally Hollywood TV, LLC (collectively, the “Hollywood.com Business”). R&S Investments is owned by Mitchell Rubenstein and Laurie S. Silvers. Pursuant to the purchase agreement, Hollywood Media sold the Hollywood.com Business to R&S Investments for a potential purchase price of $10,000,000 cash, which includes $1,000,000 that was paid to Hollywood Media at closing and potential earn-out payments totaling $9,000,000, of which $1,737,188 has been paid as of December 31, 2011. Hollywood Media recognized $729,351, $701,842 and $677,342 in earn-out gain during the years ended December 31, 2011, 2010 and 2009 respectively, which is included in “Income from discontinued operations” in Hollywood Media’s consolidated statements of operations. Hollywood Media does not have a significant continuing involvement in the Hollywood.com Business operations.

The earn-out payments equal the greater of 10 percent of gross collected revenue and 90 percent of EBITDA (as defined in the purchase agreement) for the Hollywood.com Business until the earn-out is fully paid. The Company considers the remaining potential earn-out payments to be contingent consideration and non-recourse. Thus, the Company will not record a receivable and any corresponding gain until the contingencies have been met. The Company will estimate an appropriate reserve for at-risk amounts, if necessary, at the time that any accounts receivable are recorded. As of December 31, 2011, there remains $7,262,812 in potential earn-out payments. Hollywood Media recorded $729,351 in income under this earn-out arrangement for the year ended December 31, 2011 and $701,842 for the year ended December 31, 2010, offset by $659 of expenses, which was recorded in “Income from discontinued operations” in the accompanying consolidated statement of operations. Hollywood Media has received all of the earn-out monies in accordance with the payment terms.

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

The Hollywood.com Business included:

(i)           Hollywood.com, Inc., which owned the Hollywood.com website and related URLs and celebrity fan websites. Hollywood.com features in-depth movie information including movie showtimes listings, celebrity biographical data, and celebrity photos primarily obtained by Hollywood.com through licenses with third party licensors which are made available on the Hollywood.com website and mobile platform. Hollywood.com also has celebrity fan sites and a library of feature stories and interviews which incorporate photos and multimedia videos taken at entertainment events including movie premiers and award shows; and

(ii)           Totally Hollywood TV, LLC, which owned Hollywood.com Television, a free video on demand service.

Results from Discontinued Operations

The net income from discontinued operations has been classified in the accompanying consolidated statement of operations as “Income (loss) from discontinued operations” and include the gain on sale of the Broadway Ticketing Business and the loss on sale of the Hollywood.com Business. Summarized results of discontinued operations include the operating gain from the Broadway Ticketing Business and the operating loss from the Hollywood.com Business through their respective dates of disposition, for the years ended December 31, 2011, 2010 and 2009:

51

	2011	2010	2009

Net revenues	$-	$104,452,373	$98,860,362
Gain on sale of discontinued operations, net of income taxes	524,156	6,057,421	614,572
Income from discontinued operations	-	5,909,763	4,699,144
Income from discontinued operations	$524,156	$11,967,184	$5,313,716

(6)	PURCHASE OF COMMON STOCK TENDERED:

On February 25, 2011, Hollywood Media announced the final results of a tender offer to purchase up to 8 million shares of its common stock at a price of $2.05 per share (less any applicable withholding taxes and without interest) which tender offer expired on February 18, 2011. Hollywood Media accepted 8 million shares for purchase for a total cost of approximately $16,400,000. The number of shares properly tendered was 24,157,429. Accordingly, payment was made for approximately 33% of the tendered shares, and the rest of the tendered shares were withdrawn from the tender offer. Immediately following the purchase of the tendered shares, Hollywood Media had 23,179,066 shares of common stock outstanding.

(7)	FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK:

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

Compensation Liabilities

On December 29, 2009, the Company and Mitchell Rubenstein and Laurie S. Silvers entered into amended and restated employment agreements which include a compensation arrangement that includes the right for each to receive 5% of all of the distributions that the Company receives from its interest in MovieTickets.com which includes 5% to each of all proceeds received by the Company from either dividends or from the sale of all or any portion of MovieTickets.com.  The fair value of this liability, which was initially measured on March 15, 2011, the date that the compensation arrangement was effective, is recorded in “Derivative Liabilities”, with any changes in the fair value recorded in “Other, net” in the accompanying consolidated statement of operations. At December 31, 2011, the fair value of the derivative liability was $1,090,000.

Warrant

In conjunction with the Broadway Sale, the Company received a warrant (initially valued at zero) to purchase 5% of the outstanding shares of common stock of Theatre Direct, which can only be exercised upon a Conversion Event, as defined, and which also contains a put option that allows the Company, after the seventh anniversary of the issue date, to put the warrant to Key Brand for the greater of fair market value of the shares or $1.0 million.  The warrant is revalued on a recurring basis. After estimating future cash flows adjusted for risk factors it was determined that the fair value was zero at December 31, 2011.

Certain assets such as long-lived assets and goodwill are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstance such as impairment review. In those circumstances, fair value measurements are principally based upon unobservable inputs (Level 3 of the fair value hierarchy) using the Company’s own assumptions in determining fair value.

The following table presents the Company’s derivative liabilities and warrant on a recurring basis and the Company’s goodwill on a non-recurring basis within the fair value hierarchy utilized to measure fair value as of December 31, 2011:

	Level 1	Level 2	Level 3

Derivative liabilities – December 31, 2011	-0-	-0-	$1,090,000

Warrant – December 31, 2011	-0-	-0-	-0-

Goodwill – December 31, 2011	-0-	-0-	$9,800,000

There were no transfers between the levels of the fair value hierarchy during the year ended December 31, 2011.

The following table presents a reconciliation of the compensation derivative liabilities measured at fair value on a recurring basis using significant unobservable input (Level 3) from March 15, 2011 to December 31, 2011:

Compensation
derivative
liabilities

Balance at December 31, 2010	$-
Recognition of derivative liabilities – March 15, 2011	1,720,000
Payment to officers	(104,888)
Change in fair value included in earnings	(525,112)
Balance at December 31, 2011	$1,090,000

(8)	RECENTLY ISSUED ACCOUNTING STANDARDS:

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-4, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU represents the converged guidance of the FASB and the IASB ("the Boards") on fair value measurement. The collective efforts of the Boards and their staffs have resulted in common requirements, including a consistent meaning of the term "fair value." The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The ASU is effective during interim and annual periods beginning after December 15, 2011 and its adoption is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Testing for Goodwill Impairment (Topic 350),” (“ASU 2011-08”). ASU 2011-08 allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting period is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. The ASU is effective for fiscal years beginning after December 15, 2011 and its early adoption by the Company during the quarter ended September 30, 2011 did not have a material effect on the Company’s consolidated financial statements.

Hollywood Media’s significant accounting policies discussed in Note 2 of its audited consolidated financial statements for our fiscal year ended December 31, 2010 have not changed.

(9)	PROPERTY AND EQUIPMENT, NET:

Property and equipment, net consists of:

	December 31,
	2011	2010

Equipment and software	$1,164,141	$2,120,843
Leasehold improvements	333,875	330,618
Equipment under capital leases	221,427	229,437
Furniture and fixtures	210,553	201,379
Artwork	107,315	56,117
Website development	77,791	77,791
	2,115,102	3,016,185
Less: Accumulated depreciation and amortization	(1,807,712)	(2,560,749)
	$307,390	$455,436

Depreciation and amortization expense of property and equipment was $229,435, $406,799 and $598,328 for the years ended December 31, 2011, 2010 and 2009, respectively. Included in these amounts is depreciation and amortization expense for equipment under capital leases of $14,928, $87,216, and $110,159 for the years ended December 31, 2011, 2010 and 2009, respectively.

(10)	GOODWILL AND INTANGIBLE ASSETS:

The following table reflects the changes in the net carrying amount of goodwill relating to continuing operations by operating segment (see Note 18) for the years ended December 31, 2011 and 2010:

	Balance at		Balance at
	December 31,		December 31,
	2011	Impairment	2010

Ad Sales and Other	$9,800,000	$4,795,783	$14,595,783

Total	$9,800,000	$4,795,783	$14,595,783

The intangible assets of continuing operations, other than goodwill, consist of the following at December 31, 2011 and 2010

	Balance at December 31,
	2011			2010
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Patents and trademarks	$228,668	$(211,552)	$17,116	$203,368	$(195,819)	$7,549

Web addresses	82,500	(82,500)	-	82,500	(82,500)	-

Other	1,445,350	(1,445,350)	-	1,445,350	(1,445,350)	-

Total	$1,756,518	(1,739,402)	17,116	1,731,218	(1,723,669)	7,549

Amortization expense was $15,733, $134,527 and $145,667 for the years ended December 31, 2011, 2010 and 2009, respectively. Based on the carrying value of identified intangible assets recorded at December 31, 2011, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be as follows:

Amortization
Year	Expense
2012	$8,433
2013	8,433
2014	250
Thereafter	-
$17,116

Patents and trademarks are amortized on a straight-line basis over 3 to 17 years.

(11)	CAPITAL LEASE OBLIGATIONS:

Future minimum lease payments under capital leases, which contain bargain purchase options, together with the present value of the net minimum lease payments as of December 31, 2011 are as follows:

Year	Amount

2012	$25,410
2013	17,083
2014	350
2015	-
2016	-

Minimum lease payments	42,843
Less: amount representing imputed interest	(4,811)

Present value of net minimum lease payments	38,032
Less: current portion	(21,829)
$16,203

(12)	OFFERINGS OF SECURITIES:

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

Hollywood Media reported in its Form 8-K report filed on October 4, 2007, that its Board of Directors authorized a stock repurchase program under which Hollywood Media may use up to $10 million of its cash and cash equivalents to repurchase shares of its outstanding common stock. Pursuant to the repurchase program, Hollywood Media purchased an aggregate of 71,600 shares of its common stock during the year ended December 31, 2009. The shares were purchased for $72,954 for the year ended December 31, 2009, reflecting an approximate average price per share of $1.02 for the year ended December 31, 2009. No shares were repurchased under the stock repurchase program during the years ended December 31, 2011 and 2010.

(14)	INCOME TAXES:

The Company follows the provisions of ASC No. 740, “Income Taxes.” There are no unrecognized tax benefits in the consolidated financial statements as of December 31, 2011 and December 31, 2010.

Hollywood Media is in a cumulative net loss position for both financial and tax reporting purposes. The primary item giving rise to the Company’s net deferred tax asset is a net operating loss carryforward of $174,641,706 as a result of losses incurred during the period from inception (January 22, 1993) to December 31, 2011. However, due to the uncertainty of Hollywood Media’s ability to generate taxable income in the future, and, to the extent taxable income is generated in the future, the uncertainty as to Hollywood Media’s ability to utilize its loss carryforwards subject to the “ownership change” provisions of Section 382 of the U.S. Internal Revenue Code, Hollywood Media has established a valuation allowance for the full amount of the deferred tax asset.

The net operating loss carryforwards expire as follows:

Year	Amount

2019	$16,165,852
2020	34,458,580
2021	23,219,587
2022	55,289,912
2023	7,646,689
2024	5,298,534
2025	7,358,849
2028	10,876,436
2029	5,234,696
2031	9,369,460

$174,918,595

The components of Hollywood Media’s deferred tax assets and liabilities consist of the following at December 31:

	2011	2010

Net difference in tax basis and book basis for certain assets and liabilities	$(992,626)	$133,964
Net operating loss and tax credit carryforwards	67,002,855	63,686,038
	66,010,229	63,820,002
Valuation allowance	(66,010,229)	(63,820,002)
Net deferred tax asset	$-	$-

The provision for income taxes from continuing operations is different from that which would be obtained by applying the statutory Federal income tax rate of 35% as a result of the following:

	For the Year Ended December 31,
	2011	2010	2009

Income tax expense (benefit) at Federal statutory tax rate	$(2,415,418)	$1,716,948	$(1,967,989)
State income tax (net of federal benefit)	5,200	13,915	(163,062)
Change in valuation allowance	2,030,792	(2,073,411)	694,919
Change in valuation allowance resulting from change in cumulative temporary differences	(580,464)	(18,359,237)	(326,072)
Impairment of goodwill	1,678,524	-	1,895,000
Dividends received deduction	(256,974)	-	(580,386)
Sale of subsidiaries – basis difference		18,680,922	326,072
Loss of foreign subsidiaries	81,354	192,374	152,351
Income on life insurance surrender	(525,000)	-	-
Interest computation – deferred gain	18,597	-	-
Other	-	-	(30,833)
	$36,611	$171,511	$-

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and certain state income taxing authorities for all years due to the net operating loss carryovers from those years.

(15)	INVESTMENTS IN AND ADVANCES TO EQUITY METHOD UNCONSOLIDATED INVESTEES:

Investments in and advances to equity method unconsolidated investees consist of the following:

	December 31,
	2011	2010

NetCo Partners (a)	$139,000	$138,719
MovieTickets.com (b)	252,856	816,346
Project Hollywood LLC (c)	1,181,469	-
	$1,573,325	$955,065

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

Hollywood Media accounts for its investment in NetCo Partners under the equity method of accounting, recognizing 50% of NetCo Partners’ income or loss as Equity in Earnings of Unconsolidated Investees. Since NetCo Partners is a partnership, any income tax payable is passed through to the partners. The revenues, gross profit and net income of NetCo Partners for the years ended December 31, 2011, 2010 and 2009 are presented below:

	Year Ended December 31,
	2011	2010	2009
	(unaudited)	(unaudited)	(unaudited)

Revenues	$-	$-	$-
Gross profit	-	-	-
Net income (loss)	93	77,954	(5,973)

Company’s share of net income (loss)	$47	$38,977	$(2,987)

The current assets, non-current assets, current liabilities and non-current liabilities of NetCo Partners of December 31, 2011 and 2010, which are not included in Hollywood Media’s consolidated balance sheets, are presented below:

	As of December 31,
	2011	2010
	(unaudited)	(unaudited)

Current assets	$501	$501
Non-current assets	$1,993	$2,641
Current liabilities	$48,700	$48,700
Non-current liabilities	$292,995	$292,995

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

Hollywood Media owns 26.2% of the equity in MovieTickets.com, Inc. at December 31, 2011 and shares in 26.2% of the income or losses generated by the joint venture. This investment is recorded under the equity method of accounting, recognizing 26.2% of ownership of MovieTickets.com income or loss as “Equity in Earnings of Unconsolidated Investees” in the accompanying consolidated balance sheets. Under applicable accounting principles, Hollywood Media had not recorded income from MovieTickets.com operating results for 2008 because accumulated losses from 2007 and prior years exceeded MovieTickets.com’s accumulated net income in 2008. During 2011, 2010 and 2009, Hollywood Media recorded $485,385, $726,038 and $95,283, respectively, of income because accumulated income surpassed accumulated losses. Dividends of $1,914,202 are included in “Equity in Earnings of Unconsolidated Investees” in our accompanying consolidated statement of operations for the year ended December 31, 2009. On July 18, 2011, MovieTickets.com declared a dividend of $4,000,000. Hollywood Media received its 26.2% pro-rata share of such dividend, amounting to $1,048,875 on July 19, 2011, which reduced the Company’s investment in MovieTickets.com as the dividend did not exceed the amount of the Company’s investment. There were no dividends received during the year ended December 31, 2010. Receivables from MovieTickets.com of $5,904 and $80,572 were recorded as “Related Party Receivables” as of December 31, 2011 and 2010, respectively.

The consolidated statements of income of MovieTickets.com for the years ended December 31, 2011, 2010 and 2009, which are not included in Hollywood Media’s consolidated statements of operations, are presented below:

	Year Ended December 31,
	2011	2010	2009
	(unaudited)	(unaudited)	(unaudited)

Revenues	$17,250,677	$17,515,460	$18,643,342
Selling, general and administrative expenses	$13,703,814	$12,825,147	$12,744,090
Depreciation and amortization	$560,251	$382,472	$567,731
Other income	$-	$-	$75
Provision for income taxes	$1,134,000	$1,725,000	$320,000
Net income	$1,852,612	$2,582,841	$5,011,596

The current assets, non-current assets, current liabilities and non-current liabilities of MovieTickets.com as of December 31, 2011 and 2010 which are not included in Hollywood Media’s consolidated balance sheets, are presented below:

	As of December 31,
	2011	2010
	(unaudited)	(unaudited)

Current assets	$14,297,697	$17,732,146
Non-current assets	$2,152,001	$451,580
Current liabilities	$5,401,910	$5,234,340
Non-current liabilities	$359,680	$113,900

(c) Project Hollywood LLC

Hollywood Media previously owned the Baseline StudioSystems business and sold it on August 25, 2006 to The New York Times Company. The opportunity to purchase the Baseline StudioSystems business was presented to Mr. Rubenstein and Ms. Silvers in their individual capacity, and they presented to Hollywood Media’s independent directors the opportunity for Hollywood Media. Rather than acquire 100% of the Baseline StudioSystems business, and taking into account, among other factors and considerations, Hollywood Media’s then available cash, Hollywood Media’s independent directors decided unanimously for Hollywood Media to make a minority investment in Project Hollywood LLC alongside Mr. Rubenstein and Ms. Silvers with the relative ownership interest of Project Hollywood LLC whose interests were determined based on the proportionate amount each invested.

On October 27, 2011, following Project Hollywood LLC’s acquisition of all of the membership interests of Baseline LLC, Hollywood Media acquired a 21.74% ownership interest in Project Hollywood LLC for $1.25 million, which was contributed to Project Hollywood LLC and which was based on the same per membership unit price paid by Baseline Holdings for its 78.26% ownership interest in Project Hollywood LLC. The funds contributed were used for working capital and other capital needs of the Baseline StudioSystems business.

Project Hollywood entered into two agreements with the two former senior executives of Baseline StudioSystems (who have no relationship with Hollywood Media) to manage the business on a day-to-day basis, as of December 1, 2011. Under those agreements, the managers will each receive 7.5% of Project Hollywood LLC’s membership units subject to a three year vesting schedule (at a rate of 2.5% per annum) and the obtaining of certain performance-based EBITDA hurdles each year.  Under that vesting schedule (and if vesting occurs), Hollywood Media’s ownership in Project Hollywood will be reduced to 20.65% at June 30, 2012, 19.57% at June 30, 2013 and 18.48% at June 30, 2014.

Distribution of $176,866 to Hollywood Media reduced Hollywood Media’s investment in Project Hollywood during the year ended December 31, 2011.

Pursuant to the Project Hollywood Limited Liability Company Agreement (the “LLC Agreement”), Baseline Holdings or its designee is the managing member, as long as Baseline Holdings or any of its permitted transferees, as defined in the LLC Agreement, has an ownership interest in Project Hollywood LLC. The managing member of Project Hollywood LLC has full authority, power and discretion to manage and control Project Hollywood LLC’s business and to determine the timing and amounts of distributions.

The LLC Agreement provides that (i) distributions of available cash will be made in accordance with the members’ percentage interests, (ii) Hollywood Media’s ownership interest in Project Hollywood LLC is subject to a right of first refusal in favor of Project Hollywood LLC and Baseline Holdings in the event Hollywood Media desires to transfer such ownership interest, (iii) if Baseline Holdings and/or its permitted transferees who together own at least a majority of Project Hollywood LLC agree to sell its ownership interest in Project Hollywood LLC or is required to consent to the transaction, waive any appraisal rights, and agree to sell its ownership interest in Project Hollywood LLC on the same terms and conditions as other members; and (iv) if Baseline Holdings desires to sell its ownership interest in Project Hollywood LLC, Hollywood Media would be able to participate in such sale by selling a proportionate amount of its interest in Project Hollywood LLC.

The consolidated statements of income of Project Hollywood LLC for the period from October 27, 2011 to December 31, 2011, which are not included in Hollywood Media’s consolidated statements of operations, are presented below:

October 27, 2011 – December 31, 2011
(unaudited)

Revenues	$1,569,868
Editorial & production expenses	$469,258
Selling, general and administrative expenses	$591,478
Depreciation and amortization	$10,808
Net income	$498,324

The current assets, non-current assets, current liabilities and non-current liabilities of Project Hollywood LLC as of December 31, 2011 which is not included in Hollywood Media’s consolidated balance sheets, are presented below:

As of December 31,
2011
(unaudited)

Current assets	$2,249,564
Non-current assets	$5,693,959
Current liabilities	$2,525,591
Non-current liabilities	$21,580

(16)	COMMITMENTS AND CONTINGENCIES:

Operating Leases

Hollywood Media conducts its operations in various leased facilities, under leases that are classified as operating leases for financial statement purposes. Certain leases provide for payment of real estate taxes, common area maintenance, insurance, and certain other expenses. Lease terms may include escalating rent provisions and rent holidays which are expensed on a straight-line basis over the term of the lease, and expire at various dates through the year 2015. Operating lease commitments at December 31, 2012 amount to $205,311, $174,891 in 2013, $17,738 in 2014 and $8,869 in 2015.

The fixed foregoing operating lease commitments assume that Hollywood Media continues the leases through their initial lease terms. Rent expense, including equipment rentals, was $280,329, $265,791, and $233,125 during the years ended December 31, 2011, 2010 and 2009, respectively, and is included in “Selling, general and administrative” expense in the accompanying consolidated statements of operations.

Litigation

On October 27, 2011, the Company, together with National Amusements Inc. and the MovieTickets.com Joint Venture, filed a lawsuit against AMC Entertainment Inc. (“AMC”) and MovieTickets.com Inc. (as nominal defendant) (Case No. 50 2011 CA 016684) in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida relating to MovieTickets.com.  On February 8, 2012, MovieTickets.com, Inc. joined the lawsuit against AMC and an amended complaint was filed. MovieTickets.com is an online movie ticketing service in which Hollywood Media, National Amusements, Inc. and AMC each own a 26.2% equity interest.

The amended complaint alleges that AMC has breached and continues to breach the MovieTickets.com Joint Venture Agreement, which obligates AMC to exclusively provide its ticket inventory to MovieTickets.com, and has breached its contractual and common law duties of good faith, fair dealing, and loyalty with respect to the MovieTickets.com Joint Venture and its joint venturers, Hollywood Media and National Amusements, Inc., as a result of various actions by AMC. The amended complaint contends that when AMC’s demands for greater control and a larger share of MovieTickets.com were not met, AMC breached and continues to breach the MovieTickets.com Joint Venture Agreement, which obligates AMC to exclusively provide its ticket inventory to MovieTickets.com. The amended complaint further specifies breaches by AMC of its contractual and common law duties of good faith, fair dealing, and loyalty and violations of Florida’s Deceptive and Unfair Trade Practices Act. Among other things, the plaintiffs allege in the amended complaint that AMC used its inside position with MovieTickets.com and access to MovieTickets.com’s proprietary information in order to advance AMC’s own goals in contravention of its duty of loyalty to the joint venture and to the detriment of MovieTickets.com.

Hollywood Media and the other plaintiffs have asked for a jury trial and are seeking unspecified consequential damages and have reserved the right to seek punitive damages.  Hollywood Media and the other plaintiffs also are seeking a declaratory judgment that AMC is obligated to make available on MovieTickets.com’s website AMC’s ticket inventory for sale on an exclusive basis and to honor its contractual and common law fiduciary duties of good faith and loyalty to the MovieTickets.com Joint Venture and its joint venturers, Hollywood Media and National Amusements, Inc.

Hollywood Media is from time to time party to various legal proceedings, including matters arising in the ordinary course of business.  Currently the Company is unaware of any actual or threatened litigation against it.

(17)	SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	2011		2010		2009

INVESTING ACTIVITIES:

Acquisition of property and equipment under capital leases	$(2,990)		$(38,000)		$-
Total non-cash investing activities	$(2,990)		$(38,000)		$-

FINANCING ACTIVITIES:

Obligations acquired under capital leases	$2,990		$38,000		$-
Common stock issued and vesting for compensation to officers	-	(3)	202,184	(3)	204,885
Common stock issued for contributions to Company 401(k) Plan	-	(1)	197,974	(2)	225,343
Total non-cash financing activities	$2,990		$438,158		$430,228

(1)    On February 19, 2010, Hollywood Media issued 141,410 shares of common stock valued at the December 31, 2009 closing price of $1.40 per share or $197,974 for payment of Hollywood Media’s 401(k) employer match for calendar year 2009 (See Note 2).

(2)    On March 30, 2009, Hollywood Media issued 225,343 shares of common stock valued at the December 31, 2008 closing price of $1.00 per share or $225,343 for payment of Hollywood Media’s 401(k) employer match for 2008 (See Note 2).

(3)    On December 22, 2008, Hollywood Media issued 250,000 shares and 150,000 shares, respectively, of restricted common stock to the Chief Executive Officer and President of Hollywood Media, valued at $408,000 in the aggregate based on the $1.02 closing share price as of the date of grant. Such 400,000 shares were issued as payment of restricted stock bonuses granted by the Compensation Committee of the Board of Directors.  Compensation expense was recognized quarterly on one-third of the shares, or $136,000, over a 4-year period beginning on the date of grant. The shares were based on a service condition, of which Hollywood Media recorded compensation expense of $33,977 in the consolidated statement of operations for the year ended December 31, 2009.  Hollywood Media recorded compensation expense of $202,184 for the year ended December 31, 2010 since these shares automatically vested due to the change of control provisions in the employment agreements on the sale of the Broadway Ticketing Division. As described below, one-third of the shares, or $136,000 of value was recorded as compensation expense in fiscal 2009 since Hollywood Media achieved three quarters of positive EBITDA in a 15-month period which was a vesting condition to such one-third of the shares.  The remaining one-third of shares, or $136,000 of value, was recorded to compensation expense pro-rata over a 4-year period beginning on the date of grant. The vesting of the shares would not have occurred until Hollywood Media’s share price exceeded $2.00 for ten consecutive trading days or there is a change in control in Hollywood Media. Hollywood Media recorded compensation expense of $34,908 for the year ended December 31, 2009. See Note 4 for additional information.

(18)	SEGMENT REPORTING:

Hollywood Media’s reportable segments are Ad Sales, Intellectual Properties, and Other. The Ad Sales segment sells advertising on plasma TV displays throughout the U.K. and Ireland, on lobby display posters, movie brochure booklets and ticket wallets distributed in cinemas, live theater and other entertainment venues in the U.K and Ireland. This segment also includes Hollywood Media’s investment in MovieTickets.com. The Intellectual Properties segment owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses across all media. This segment also includes Tekno Books, a book development business (see Note 3). The Other segment is comprised of payroll and benefits for corporate and administrative personnel as well as other corporate-wide expenses such as legal fees, audit fees, proxy costs, insurance, centralized information technology, and includes consulting fees and other fees and costs relating to compliance with the provisions of the Sarbanes-Oxley Act of 2002 that require Hollywood Media to make an assessment of and report on internal control over financial reporting. This segment also includes Hollywood Media’s investment in Project Hollywood.

There are no intersegment sales or transfers.

The following table illustrates the financial information regarding Hollywood Media’s reportable segments. Discontinued operations (see Note 5) were previously included in the Broadway Ticketing Business, Data Business and Ad Sales segments and have been removed from the table below, to illustrate financial information from continuing operations.

	Year Ended December 31,
	2011	2010	2009

Net Revenues:
Ad Sales	$2,702,064	$3,123,936	$3,391,714
Intellectual Properties	1,067,708	871,241	1,126,834
Other	-	-	-
	$3,769,772	$3,995,177	$4,518,548

Operating Income (Losses):
Ad Sales	$(242,923)	$(502,064)	$(355,892)
Intellectual Properties	174,245	(109,017)	(4,816)
Other	(5,984,587)	(7,052,943)	(7,646,552)
	$(6,053,265)	$(7,664,024)	$(8,007,260)

Capital Expenditures (a)
Ad Sales	$7,128	$23,770	$31,694
Intellectual Properties	6,140	1,066	-
Other	84,165	116,836	69,946
	$97,433	$141,672	$101,640

Depreciation and
Amortization Expense:
Ad Sales	$41,937	$249,315	$354,932
Intellectual Properties	2,430	417	299
Other	200,801	291,594	388,764
	$245,168	$541,326	$743,995

	December 31,
	2011	2010

Segment Assets:
Ad Sales	$10,607,682	$15,672,625
Intellectual Properties	1,201,695	313,664
Other	6,413,412	31,332,270
	$18,222,789	$47,318,559

(a)	Capital expenditures do not include property and equipment acquired under capital lease obligations or through acquisitions.

During the three months ended September 30, 2011, events occurred that caused us to reconsider expected cash flows relative to the Ad Sales division.     As a result, in connection with the preparation of our financial statements, we performed impairment tests of goodwill.

For purposes of testing goodwill for potential impairment, we estimated the fair value of the applicable reporting unit to which all goodwill is allocated using generally accepted valuation methodologies, including market and income based approaches, and relevant data available through and as of April 10, 2012. The market approach is a valuation method in which fair value is estimated based on observed market prices of publicly traded guideline companies.  Under the market approach, the valuation process is essentially that of comparison and correlation between the subject company and other similar companies. The income approach is a method in which fair value is estimated based on the cash flows that an asset could be expected to generate over its useful life, including residual value cash flows. These cash flows are then discounted to their present value equivalents using a rate of return that accounts for the relative risk of not realizing the estimated annual cash flows and for the time value of money.  The key inputs to the discounted cash flow model were our historical and estimated future revenues and the discount rate, among others.

During the three months ended September 30, 2011, as a result of this testing, it was determined that the future cash flow of these assets is likely impaired, and the risk associated with previously expected cash flows has increased.  Accordingly, we concluded that goodwill was impaired and we recorded a non-cash goodwill impairment charge of $4,795,783 in the third quarter of 2011.  This charge is included in the impairment loss line item in “Earnings (Losses) of Unconsolidated Investees” in the Consolidated Financial Statements.  The perceived increased uncertainty and risk associated with expected cash flows are based in part upon the dispute discussed at Footnote 16, Commitments and Contingencies.

(19)	UNAUDITED QUARTERLY FINANCIAL INFORMATION:

For the quarter ended March 31, 2011

Net revenues	$970,873
Loss from continuing operations	$(1,713,299)
Income from discontinued operations	$109,442
Net income attributable to Hollywood Media Corp.	$(1,610,928)
Weighted average shares	28,067,957
Loss per share - continuing operations	$(0.06)
Income per share - discontinued operations	$-
Net income per share (1)	$(0.06)

For the quarter ended June 30, 2011

Net revenues	$1,115,821
Income from continuing operations	$167,018
Loss from discontinued operations	$(10,139)
Net income attributable to Hollywood Media Corp.	$128,612
Weighted average shares	23,179,066
Income per share - continuing operations	$0.01
Income per share - discontinued operations	$0.00
Net income per share (1)	$0.01

For the quarter ended September 30, 2011

Net revenues	$860,620
Loss from continuing operations	$(5,579,875)
Income from discontinued operations	$155,539
Net loss attributable to Hollywood Media Corp.	$(5,419,024)
Weighted average shares	23,179,066
Loss per share - continuing operations	$(0.24)
Income per share - discontinued operations	$0.01
Net loss per share (1)	$(0.23)

For the quarter ended December 31, 2011

Net revenues	$822,458
Loss from continuing operations	$(175,239)
Income from discontinued operations	$269,314
Net income attributable to Hollywood Media Corp.	$39,009
Weighted average shares	23,179,066
Loss per share - continuing operations	$(0.01)
Income per share - discontinued operations	$0.01
Net loss per share (1)	$-

For the quarter ended March 31, 2010

Net revenues	$1,069,266
Loss from continuing operations	$(1,513,228)
Income from discontinued operations	$929,188
Net loss attributable to Hollywood Media Corp.	$(585,829)
Weighted average shares	30,868,745
Loss per share - continuing operations	$(0.05)
Income per share - discontinued operations	$0.03
Net loss per share (1)	$(0.02)

For the quarter ended June 30, 2010

Net revenues	$938,435
Loss from continuing operations	$(1,847,073)
Income from discontinued operations	$2,037,015
Net income attributable to Hollywood Media Corp.	$206,431
Weighted average shares (basic)	30,945,735
Weighted average shares (diluted)	31,179,068
Loss per share - continuing operations	$(0.06)
Income per share - discontinued operations	$0.07
Net income per share (1)	$0.01

For the quarter ended September 30, 2010

Net revenues	$973,392
Loss from continuing operations	$(2,170,192)
Income from discontinued operations	$1,717,380
Net loss attributable to Hollywood Media Corp.	$(429,460)
Weighted average shares	30,945,735
Loss per share - continuing operations	$(0.07)
Income per share - discontinued operations	$0.06
Net loss per share (1)	$(0.01)

For the quarter ended December 31, 2010

Net revenues	$1,014,084
Loss from continuing operations	$(1,581,045)
Income from discontinued operations	$7,283,601
Net income attributable to Hollywood Media Corp.	$5,714,425
Weighted average shares	30,988,851
Loss per share - continuing operations	$(0.05)
Income per share - discontinued operations	$0.23
Net income per share (1)	$0.18

(1)          Quarterly earnings per share are calculated on an individual basis and, because of roundings and changes in the weighted average shares outstanding during the year, the summation of each quarter may not equal the amount calculated for the year as a whole.

(20)	RELATED PARTY TRANSACTIONS:

Hollywood Media recorded $729,351 in earn-out gain from R&S Investments, LLC during 2011. As of December 31, 2011, the Company has $521,497 included in “Related party receivable” in our accompanying consolidated balance sheet which consisted of $371,353 in earn-out receivable, $105,561 in distributions receivable from Project Hollywood, $36,106 in expense reimbursements from R&S Investments, $5,904 for an expense reimbursement receivable from MovieTickets.com and $2,576 for taxes receivable from Mr Rubenstein and Ms, Silvers. Subsequent to December 31, 2011, Hollywood Media received such earn-out amounts and expense reimbursements in accordance with the payment terms.

Hollywood Media recorded $701,842 in earn-out gain from R&S Investments, LLC during 2010. In addition, $659 of expenses offset this overall earn-out gain which is included on sale of discontinued operations recorded in the accompanying statement of operations. As of December 31, 2010, the Company has $299,963 included in “Related party receivable” in our accompanying consolidated balance sheet which consisted of $205,562 in earn-out receivable, $13,829 in expense reimbursements from R&S Investments and $80,572 for an expense reimbursement receivable from MovieTickets.com. Subsequent to December 31, 2010, Hollywood Media received such earn-out amounts and expense reimbursements in accordance with the payment terms.

Hollywood Media recorded $677,842 in earn-out gain from R&S Investments, LLC during 2009 which was offset by $61,543 of indemnification expense related to claims by former employees relating to the period of their employment with Hollywood Media and a $1,227 tax expense. As of December 31, 2009, the Company has $335,245 included in “Related party receivables” in our accompanying consolidated balance sheet which consisted of $204,422 in earn-out receivable, $18,034 in expense reimbursements from R&S Investments, LLC and $112,789 for an expense reimbursement receivable from MovieTickets.com. Subsequent to December 31, 2009, Hollywood Media received such earn-out amounts and expense reimbursements in accordance with the payment terms.

At September 30, 2010 a $49,000 loan was granted to the President of Tekno Books, a then 51% owned subsidiary that is recorded as an offset to additional paid in capital. The President of Tekno Books was not an executive officer of Hollywood Media Corp. and he then owned 49% of Tekno Books. The loan proceeds were contributed capital by the minority partner of Tekno Books. The loan was due December 1, 2010, and it was secured with collateral consisting of 342,127 shares of Hollywood Media Corp. common stock owned by the minority partner. As of December 31, 2010, this loan was cancelled and the monies returned to Hollywood Media. In addition, the contribution monies were returned to Hollywood Media.

On October 27, 2011, following Project Hollywood LLC’s acquisition of all of the membership interests of Baseline LLC, Hollywood Media acquired a 21.74% ownership interest in Project Hollywood LLC for $1.25 million, which was contributed to Project Hollywood LLC and which was based on the same per membership unit price paid by Baseline Holdings for its 78.26% ownership interest in Project Hollywood LLC. The funds contributed were used for working capital and other capital needs of the Baseline StudioSystems business. Project Hollywood entered into two agreements with the two former senior executives of Baseline StudioSystems to manage the business on a day-to-day basis, as of December 1, 2011. Under those agreements, the managers will each receive 7.5% of Project Hollywood LLC’s membership units subject to a three year vesting schedule (at a rate of 2.5% per annum) and the obtaining of certain performance-based EBITDA hurdles each year.  Under that vesting schedule (and if vesting occurs), Hollywood Media’s ownership in Project Hollywood will be reduced to 20.65% at June 30, 2012, 19.57% at June 30, 2013 and 18.48% at June 30, 2014.

Distribution of $176,866 to Hollywood Media reduced Hollywood Media’s investment in Project Hollywood during the year ended December 31, 2011.

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

Amendments to Amended and Restated Employment Agreements of Mr. Rubenstein and Ms. Silvers

On December 23, 2009, (i) Hollywood Media and Mitchell Rubenstein entered into an amendment to his amended and restated employment agreements, and (ii) Hollywood Media and Laurie S. Silvers entered into an amendment to her amended and restated employment agreement (hereafter, collectively referred to as “Amendments to Employment Agreements”). The Amendments to Employment Agreements provide for, among other things, the following:

•	For a period of ninety days after the closing of the sale of Theatre Direct, Mr. Rubenstein’s and Ms. Silvers’ compensation continues in accordance with then existing terms.

•	After this ninety-day period, Mr. Rubenstein and Ms. Silvers base salaries are each reduced to a nominal amount of $1 per year plus five percent (5%) of the sum of (i) any distributions and other proceeds Hollywood Media receives after such ninety-day period in connection with its ownership interest in MovieTickets.com, Inc. and (ii) certain other amounts that may be received by Hollywood Media from MovieTickets.com, Inc. (collectively, the “5% Distribution”). Upon a sale of Hollywood Media’s interest in MovieTickets.com, Inc., Mr. Rubenstein and Ms. Silvers would each receive 5% of the proceeds received by Hollywood Media in such sale. Should the employment agreements be terminated more than ninety days after the closing of the sale of Theatre Direct by Hollywood Media without “cause”, by death or by Mr. Rubenstein and/or Ms. Silvers, as applicable, for “good reason” the 5% Distributions and 5% of proceeds upon sale are due to Mr. Rubenstein and Ms. Silvers, or their heirs regardless of whether or not Mr. Rubenstein and/or Ms. Silvers continue in the employment of the Company.

•	A deferment by Mr. Rubenstein and Ms. Silvers of $812,501 and $332,189, respectively otherwise due to them as change of control payments upon the consummation of the sale of Theatre Direct (Deferred Change in Control Payments). See Note 5.

The Amendments to Employment Agreements also provide that if Mr. Rubenstein and/or Ms. Silvers, continue to be employed by Hollywood Media on the first anniversary (Sale Anniversary) of the sale of Theatre Direct (or if such employment is terminated on or before the Sale Anniversary by Hollywood Media without “cause” or by Mr. Rubenstein and/or Ms. Silvers, as applicable, for “good reason”), and Hollywood Media receives payments from the buyer of Theatre Direct under either i) the Promissory Note or ii) an earn-out provision (Earn-out), they may be entitled to their Deferred Change in Control Payments. Specifically, up to one-half of the Deferred Change in Control Payments would be due upon collections under the Promissory Note, on a pro-rata basis, and up to one-half of the Deferred Change in Control Payments would be due upon certain collections of the Earn-out, on a pro-rata basis. These amounts will be due to Mr. Rubenstein, Ms. Silvers and/or their heirs regardless of whether or not Mr. Rubenstein and/or Ms. Silvers continue in the employment of Hollywood Media after the Sale Anniversary. The Deferred Change in Control Payments would be due according to the following schedule:

•       Mr. Rubenstein will be entitled to:

•	4.76% of all payments of principal and interest received by Hollywood Media on account of the Promissory Note (for a maximum amount of $407,201, of which a total of $51,519 has been paid to Mr. Rubenstein), and

•	5.79% of the first $7 million of Earn-out payments received by Hollywood Media (for a maximum amount of $405,300).

•       Ms. Silvers will be entitled to:

•	1.94% of all payments of principal and interest received by Hollywood Media on account of the Promissory Note (for a maximum amount of $166,989, of which a total of $20,997 has been paid to Ms. Silvers), and

•	2.36% of the first $7 million of Earn-out payments received by Hollywood Media (for a maximum amount of $165,200).

From time to time the Company’s Compensation Committee may award discretionary bonuses to Mr. Rubenstein and Ms. Silvers based on their service or performance to the Company. Mr. Rubenstein and Ms. Silvers each received bonuses of $375,000 during the three months ended September 30, 2011. These bonuses are included in “Payroll and benefits” in the accompanying consolidated statement of operations. No bonuses have been paid since then.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of Hollywood Media’s management, including the Chief Executive Officer and the Chief Financial Officer, on the effectiveness of Hollywood Media’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation and the material weakness described below, Hollywood Media’s management, including the Chief Executive Officer and Chief Financial Officer, have concluded that Hollywood Media’s disclosure controls and procedures were not effective, as of December 31, 2011, to ensure that information required to be disclosed by the Company in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to Hollywood Media’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

In the Company’s current year assessment of internal control over financial reporting as of December 31, 2011, management concluded that certain deficiencies in Hollywood Media’s Ad Sales and Intellectual Properties divisions constituted material weaknesses in Hollywood Media’s internal control over financial reporting.  There have not been any changes in the Company’s internal control over financial reporting during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

 A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5), or a combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the Company’s assessment, management has determined that the following deficiencies in the Company’s CinemasOnline and Intellectual Properties businesses constitute material weaknesses in the Company’s internal control over financial reporting as of December 31, 2011:

Identified insufficient internal controls over the advertising sales process within its U.K. based CinemasOnline business, including inadequate systems to allow for processing of advertising sales and deferred advertising sales; and deferred tax assets and insufficient internal controls over its disbursements of funds and recording of related assets and expenses.

Identified insufficient internal controls over the book development and book licensing process within its Intellectual Properties Division, including inadequate systems to allow for processing of book development and book licensing revenue and deferred revenue; and insufficient internal controls over its disbursements of funds and recording of related assets and expenses.

Based on our evaluation under the framework set forth by COSO in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2011.

Management’s Plan to Address Material Weaknesses

As a result of the downsizing of Hollywood Media following the Sale of Hollywood Media’s Broadway Ticketing Division, Hollywood Media and Scott Gomez, the former Chief Accounting Officer of Hollywood Media, mutually agreed not to renew the employment agreement of Mr. Gomez. Mr. Gomez’s employment with Hollywood Media terminated effective June 15, 2011. Effective as of June 15, 2011, Hollywood Media appointed Tammy Hedge, a certified public accountant, as Hollywood Media’s Chief Financial Officer and Chief Accounting Officer. Ms. Hedge is responsible for all corporate finance, treasury and accounting functions for Hollywood Media and its subsidiaries.

The change in the Company’s Chief Accounting Officer has delayed efforts to remediate the material weaknesses described above. However, the Company’s management is firmly committed to addressing such material weaknesses. Accordingly, the following are the actions that the Company’s management has taken and will continue to take in order to remediate the material weaknesses described above:

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

Remedial actions are under development to strengthen the internal controls over the book development and book licensing revenue and deferred revenue to compensate for the system limitations affecting these processes. Management is designing additional internal controls over the disbursement process to strengthen the internal control framework in the Intellectual Properties Division. The actions include establishing an automation procedure to link publishing schedules with contracts, which is planned to enable a more timely reconciliation of the revenue and collections processes.

ITEM 9B. OTHER INFORMATION.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except for the information regarding our Code of Ethics, which is set forth below, the information required by this Item 10 is incorporated herein by reference to our Proxy Statement for our 2012 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

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

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated herein by reference to our Proxy Statement for our 2012 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated herein by reference to our Proxy Statement for our 2012 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated herein by reference to our Proxy Statement for our 2012 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated herein by reference to our Proxy Statement for our 2012 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010

•	Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

•	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes thereto described in Item 15(a)(1) above.

3. Exhibits

The Exhibits listed below are filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description	Location of Exhibit

2.1	Stock Purchase Agreement dated as of December 22, 2009, by and between Hollywood Media Corp. and Key Brand Entertainment Inc., as amended.	(32)

3.1	Third Amended and Restated Articles of Incorporation.	(1)

3.2	Articles of Amendment to Articles of Incorporation of Hollywood Media Corp. for Designation of Preferences, Rights and Limitations of Series E Junior Preferred Stock.	(2)

3.3	Amended and Restated Bylaws of Hollywood Media Corp., dated as of September 1, 2006.	(3)

4.1	Form of Common Stock Certificate.	(4)

4.2	Amended and Restated Rights Agreement dated as of August 23, 1996 between Hollywood Media Corp. (f/k/a Big Entertainment, Inc.) and American Stock Transfer & Trust Company, as Rights Agent.	(5)

4.3	Amendment No. 1, dated as of December 9, 2002, to Amended and Restated Rights Amendment dated as of August 23, 1996 between Hollywood Media Corp. and American Stock Transfer & Trust Company.	(6)

4.4	Amendment No. 2, dated as of September 1, 2006, to the Amended and Restated Rights Agreement dated as of August 23, 1996, as amended December 9, 2002, between Hollywood Media Corp. and American Stock Transfer & Trust Company.	(7)

4.5	Amendment No. 3, dated as of January 13, 2011, to the Amended and Restated Rights Agreement dated as of August 23, 1996, as amended by Amendment No. 1 dated as of December 9, 2002 and Amendment No. 2 dated as of September 1, 2006, between Hollywood Media Corp. and American Stock Transfer & Trust Company	(36)

4.6	Amendment No. 4, dated as of September 2, 2011, to the Amended and Restated Rights Agreement, dated as of August 23, 1996, as amended by Amendment No. 1, dated as of December 9, 2002, Amendment No. 2, dated as of September 1, 2006, and Amendment No. 3, dated as of January 13, 2011, by and between Hollywood Media Corp. and American Stock Transfer & Trust Company, LLC.	(38)

4.7	Amendment No. 5, dated as of September 16, 2011, to the Amended and Restated Rights Agreement, dated as of August 23, 1996, as amended by Amendment No. 1, dated as of December 9, 2002, Amendment No. 2, dated as of September 1, 2006, Amendment No. 3, dated as of January 13, 2011 and Amendment No. 4, dated as of September 2, 2011, by and between Hollywood Media Corp. and American Stock Transfer & Trust Company, LLC.	(39)

10.1	Compensatory Plans, Contracts and Arrangements:

	(a) 1993 Stock Option Plan, as amended effective October 1, 1999.	(8)

	(b) Directors Stock Option Plan, as amended effective May 1, 2003.	(9)

	(c) 2000 Stock Incentive Plan, as amended October 30, 2003.	(10)

	(d) 2004 Stock Incentive Plan.	(11)

	(e) Hollywood Media Corp. 401(k) Retirement Savings Plan, dated as of September 16, 2004 (the “Plan”); Amendment to the Plan, dated as of September 16, 2004; related Volume Submitter (Cross-Tested Defined Contribution Plan and Trust); EGTRRA Amendment to the Plan and Post-EGTRRA Amendment to the Plan, dated as of September 16, 2004.	(12)

	(f) Amendment to Hollywood Media Corp. 401(k) Retirement Savings Plan, dated June 16, 2005.	(13)

	(g) Amended and Restated Employment Agreement, dated as of December 22, 2008, by and between Hollywood Media Corp. and Mitchell Rubenstein.	(14)

	(h) Amended and Restated Employment Agreement, dated as of December 22, 2008, by and between Hollywood Media Corp. and Laurie S. Silvers.	(15)

	(i) Amendment to Amended and Restated Employment Agreement, dated as of December 23, 2009, by and between Hollywood Media Corp. and Mitchell Rubenstein.	(29)

	(j) Amendment to Amended and Restated Employment Agreement, dated as of December 23, 2009, by and between Hollywood Media Corp. and Laurie S. Silvers.	(30)

	(k) Amendment No. 2 to Amended and Restated Employment Agreement, dated as of May 13, 2011 by and between Hollywood Media Corp. and Mitchell Rubenstein	(40)

	(l) Amendment No. 2 to Amended and Restated Employment Agreement, dated as of May 13, 2011 by and between Hollywood Media Corp. and Laurie S. Silvers.	(41)

	(m) Amended and Restated Employment Agreement, dated as of August 9, 2006, by and between Hollywood Media Corp. and Scott Gomez.	(16)

10.2	Agreement for the Sale and Purchase of UK Theatres Online Limited and other Companies, dated November 22, 2005, by and among Cinemasource UK Limited, Jeffrey Spector and the other shareholders party thereto.	(17)

10.3	Agreement for the Sale and Purchase of CinemasOnline Limited, dated November 22, 2005, by and between Mitchell Clifford Cartwright and Cinemasource UK Limited.	(18)

10.4	Note Purchase Agreement, dated as of November 22, 2005, by and among Hollywood Media Corp. and each of the Purchasers, including the forms of Notes and Warrants issued to the Purchasers and the form of registration rights agreement.	(19)

10.5	Registration Rights Agreement dated November 23, 2005 by and among Hollywood Media Corp. and the investors signatory thereto.	(20)

10.6	Letter agreements dated March 15, 2006, by and between Hollywood Media Corp. and each of the holders of its 8% Senior Unsecured Notes dated November 23, 2005.	(21)

10.7	Form of Common Stock Purchase Warrants dated March 15, 2006, issued to the Holders of Hollywood Media Corp.’s 8% Senior Unsecured Notes dated November 23, 2005.	(22)

10.8	Stock Purchase Agreement, dated as of August 25, 2006, by and between The New York Times Company and Hollywood Media Corp.	(23)

10.9	Asset Purchase Agreement, dated as of February 1, 2007, by and among Theatre Direct NY, Inc., Showtix LLC and each of the members of Showtix LLC.	(24)

10.10	Asset Purchase Agreement, dated as of August 24, 2007, by and among Hollywood Media Corp., Showtimes.com, Inc. Brett West and West World Media, LLC.	(25)

10.11	Purchase Agreement dated as of August 21, 2008, between Hollywood Media Corp. and R&S Investments, LLC.	(26)

10.12	Transition Services Agreement dated as of August 21, 2008 between Hollywood Media Corp., Hollywood.com, LLC and Totally Hollywood TV, LLC.	(27)

10.13	Amendment to Purchase Agreement dated September 30, 2009 between Hollywood Media Corp. and R&S Investments, LLC.	(31)

10.14	Escrow Agreement, dated as of December 22, 2009, by and between Hollywood Media Corp., Key Brand Entertainment Inc. and The Bank of New York Mellon.	(28)

10.15	Second Lien Credit, Security and Pledge Agreement, dated as of December 15, 2010, by and among Key Brand Entertainment Inc., Theatre Direct NY, Inc. and Hollywood Media Corp.	(33)

10.16	Subordination and Intercreditor Agreement, dated as of December 15, 2010, by and among JPMorgan Chase Bank, N.A., Hollywood Media Corp. and Key Brand Entertainment Inc.	(34)

10.17	Warrant to Purchase Shares of Common Stock of Theatre Direct NY, Inc. dated December 15, 2010	(35)

10.18	Agreement, dated as of October 7, 2010, among Hollywood Media Corp. and Baker Street Capital L.P., Baker Street Capital Management, LLC and Vadim Perelman	(37)

10.19	Indemnification Agreement, dated as of February 2, 2011, between Hollywood Media Corp. and R&S Investments, LLC	(42)

10.20	Project Hollywood LLC Limited Liability Company Agreement dated October 27, 2011, between Hollywood Media Corp. and Baseline Holdings LLC.	(43)

21.1	Subsidiaries of Hollywood Media.	*

23.1	Consent of Kaufman, Rossin & Co., P.A. Independent Registered Public Accounting Firm.	*

31.1	Certification of Chief Executive Officer (principal executive officer) pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.	*

31.2	Certification of Chief Accounting Officer (principal financial and accounting officer) pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.	*

32.1	Certification of Chief Executive Officer (principal executive officer) pursuant to 18 U.S.C. 1350.	*

32.2	Certification of Chief Accounting Officer (principal financial and accounting officer) pursuant to 18 U.S.C. 1350.	*

99.1	Assignment of General Partnership Interest, effective as of December 30, 2011, by and between The Estate of Martin H. Greenberg and Hollywood Media Corp.	(44)

101**	The following financial information from Hollywood Media Corp.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009, and (v) Notes to Consolidated Financial Statements.	+

*	Filed as an exhibit to this Annual Report on Form 10-K.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

+	Submitted electronically with this Annual Report on Form 10-K.

(1)	Incorporated by reference from Exhibit 3.1 filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2000 (File/Film No.: 001-14332/1591887) filed April 2, 2001.

(2)	Incorporated by reference from Exhibit 3.1 filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File/Film No.: 001-14332/041147084) filed November 15, 2004.

(3)	Incorporated by reference from Exhibit 3.1 filed with Hollywood Media’s Current Report on Form 8-K (File/Film No.: 001-14332/061074750) filed on September 5, 2006.

(4)	Incorporated by reference from the exhibit filed with Hollywood Media’s Registration Statement on Form SB-2 (No. 33-69294).

(5)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K (File/Film No.: 001-14332/99731206) filed on October 20, 1999.

(6)	Incorporated by reference from Exhibit 10.1 filed with Hollywood Media’s Current Report on Form 8-K (File/Film No.: 001-14332/02852890) filed on December 10, 2002.

(7)	Incorporated by reference from Exhibit 4.1 filed with Hollywood Media’s Current Report on Form 8-K (File/Film No.: 001-14332/061074750) filed on September 5, 2006.

(8)	Incorporated by reference from Exhibit 10.1(e) filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 1999 (File/Film No.: 001-14332/589848) filed March 31, 2000.

(9)	Incorporated by reference from Appendix B to Hollywood Media’s Proxy Statement filed on November 13, 2003 for its 2003 Annual Meeting of Shareholders (File/Film No.: 001-14332/03997569).

(10)	Incorporated by reference from Appendix C to Hollywood Media’s Proxy Statement filed on November 13, 2003 for its 2003 Annual Meeting of Shareholders (File/Film No.: 001-14332/03997569).

(11)	Incorporated by reference from Appendix B to Hollywood Media’s Proxy Statement filed on November 4, 2004 for its 2004 Annual Meeting of Shareholders (File/Film No.: 001-14332/041120579).

(12)	Incorporated by reference from Exhibits 10.1 through 10.4 filed with Hollywood Media’s Current Report on Form 8-K (File/Film No.: 001-14332/041034809) filed on September 17, 2004.

(13)	Incorporated by reference from Exhibit 10.5 filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File/Film No.: 001-14332/051011105) filed on August 9, 2005.

(14)	Incorporated by reference from Exhibit 10.1 filed with Hollywood Media’s Current Report on Form 8-K (File/Film No.: 001-14332/081272762 ) filed on December 29, 2008.

(15)	Incorporated by reference from Exhibit 10.2 filed with Hollywood Media’s Current Report on Form 8-K (File/Film No.: 001-14332/081272762 ) filed on December 29, 2008.

(16)	Incorporated by reference from Exhibit 10.3 filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File/Film No.: 001-14332/061018473) filed on August 9, 2006.

(17)	Incorporated by reference from Exhibit 10.1 filed with Hollywood Media’s Current Report on Form 8-K (File/Film No.: 001-14332/051227203) filed on November 28, 2005.

(18)	Incorporated by reference from Exhibit 10.2 filed with Hollywood Media’s Current Report on Form 8-K (File/Film No.: 001-14332/051227203) filed on November 28, 2005.

(19)	Incorporated by reference from Exhibit 10.3 filed with Hollywood Media’s Current Report on Form 8-K (File/Film No.: 001-14332/051227203) filed on November 28, 2005.

(20)	Incorporated by reference from Exhibit 4.6 filed with Hollywood Media’s Registration Statement on Form S-3 (No. 333-130903).

(21)	Incorporated by reference from Exhibit 10.1 filed with Hollywood Media’s Current Report on Form 8-K (File/Film No.: 001-14332/06692013) filed on March 16, 2006.

(22)	Incorporated by reference from Exhibit 10.2 filed with Hollywood Media’s Current Report on Form 8-K (File/Film No.: 001-14332/06692013) filed on March 16, 2006.

(23)	Incorporated by reference from Exhibit 10.1 filed with Hollywood Media’s Current Report on Form 8-K (File/Film No.: 001-14332/061057226) filed on August 28, 2006.

(24)	Incorporated by reference from Exhibit 10.1 filed with Hollywood Media’s Current Report on Form 8-K (File/Film No.: 001-14332/07582532) filed on February 6, 2007.

(25)	Incorporated by reference from Exhibit 10.1 filed with Hollywood Media’s Form 8-K (File/Film No.: 001-14332/071092197) filed on August 30, 2007.

(26)	Incorporated by reference from Exhibit 10.1 filed with Hollywood Media’s Form 8-K (File/Film No.: 001-14332/081040550) filed on August 27, 2008.

(27)	Incorporated by reference from Exhibit 10.2 filed with Hollywood Media’s Form 8-K (File/Film No.: 001-14332/081040550) filed on August 27, 2008.

(28)	Incorporated by reference from Exhibit 2.2 filed with Hollywood Media Corp’s Form 8-K (File/Film No.: 001-14332/ 091262820) filed on December 29, 2009.

(29)	Incorporated by reference from Exhibit 10.1 filed with Hollywood Media Corp’s Form 8-K (File/Film No.: 001-14332/ 091262820) filed on December 29, 2009.

(30)	Incorporated by reference from Exhibit 10.2 filed with Hollywood Media Corp’s Form 8-K (File/Film No.: 001-14332/ 091262820) filed on December 29, 2009.

(31)	Incorporated by reference from Exhibit 10.1 filed with Hollywood Media Corp’s Form 8-K (File/Film No.: 001-14332/ 091106205) filed on October 5, 2009.

(32)	Incorporated by reference from Annex A to Hollywood Media’s Definitive Proxy Statement filed on October 20, 2010 for the Special Meeting of Shareholders held on December 10, 2010 (File/Film No.: 001-14332/101133393).

(33)	Incorporated by reference from Exhibit 10.1 filed with Hollywood Media’s Form 8-K (File/Film No.: 001-14332/101255059) filed December 16, 2010.

(34)	Incorporated by reference from Exhibit 10.2 filed with Hollywood Media’s Form 8-K (File/Film No.: 001-14332/101255059) filed December 16, 2010.

(35)	Incorporated by reference from Exhibit 10.3 filed with Hollywood Media’s Form 8-K (File/Film No.: 001-14332/101255059) filed December 16, 2010.

(36)	Incorporated by reference from Exhibit 4.1 filed with Hollywood Media’s Form 8-K (File/Film No.: 001-14332/ 11528851) filed January 14, 2011.

(37)	Incorporated by reference from Exhibit 10.1 filed with Hollywood Media’s Form 8-K (File/Film No.: 001-14332/ 11528851) filed January 14, 2011.

(38)	Incorporated by reference from Exhibit 4.1 filed with Hollywood Media’s Form 8-K (File/Film No.: 001-14332/ 111073694) filed September 2, 2011.

(39)	Incorporated by reference from Exhibit 4.1 filed with Hollywood Media’s Form 8-K (File/Film No.: 001-14332/ 111095802) filed September 16, 2011.

(40)	Incorporated by reference from Exhibit 10.1 filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File/Film No.: 001-14332/ 11847554) filed May 16, 2011.

(41)	Incorporated by reference from Exhibit 10.2 filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File/Film No.: 001-14332/ 11847554) filed May 16, 2011.

(42)	Incorporated by reference from Exhibit 10.20 filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2010 (File/Film No.: 001-14332/ 11760405) filed April 14, 2011.

(43)	Incorporated by reference from Exhibit 10.1 filed with Hollywood Media’s Form 8-K (File/Film No.: 001-14332/ 111163361) filed October 28, 2011.

(44)	Incorporated by reference from Exhibit 99.1 filed with Hollywood Media’s Form 8-K (File/Film No.: 001-14332/ 12599088) filed February 13, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLYWOOD MEDIA CORP.

Date: April 16, 2012	By:	/s/ Mitchell Rubenstein
Mitchell Rubenstein, Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 16, 2012	/s/ Mitchell Rubenstein
Mitchell Rubenstein, Chairman of the Board and
Chief Executive Officer (Principal executive officer)

Date: April 16, 2012	/s/ Laurie S. Silvers
Laurie S. Silvers, Vice Chairman of the Board,
President and Secretary

Date: April 16, 2012	/s/ Tammy G. Hedge
Tammy G. Hedge, Chief Financial Officer
(Principal financial and accounting officer)

Date: April 16, 2012	/s/ Harry T. Hoffman
Harry T. Hoffman, Director

Date: April 16, 2012	/s/ Robert Epstein
Robert Epstein, Director

Date: April 16, 2012	/s/ Stephen Gans
Stephen Gans, Director

