Form 10-K/A
period 2011-12-31
HOLLYWOOD MEDIA CORP
filed 2012-04-30
CIK 912544

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

As of April 18, 2012, there were 23,179,066 shares of the registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

Hollywood Media Corp. (“Hollywood Media”) is filing this Form 10-K/A to make the following amendments to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011:

1.	To set forth the information required by Items 10, 11, 12, 13 and 14 in Part III of the Form 10-K, because a definitive proxy statement containing such information will not be filed by Hollywood Media within 120 days after the end of the fiscal year covered by the Form 10-K.

2.	Item 15 in this Form 10-K/A restates the entire Item 15 of the Form 10-K to which this Form 10-K/A relates, with the only changes being the addition of (i) Exhibits 31.3 and 31.4 filed herewith and related footnotes and (ii) Exhibits 2.2, 10.21 and 10.22 that were filed as exhibits to the Current Report on Form 8-K filed on April 25, 2012 (after the date that the Form 10-K to which this Form 10-K/A relates was filed).

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The size of Hollywood Media’s Board of Directors is currently set at five, and there are currently five incumbent directors serving on the Board. Hollywood Media’s executive officers are elected by the Board of Directors and serve at the discretion of the Board, subject to the terms and conditions of each officer’s employment agreement with Hollywood Media (if any). The following table sets forth certain information concerning each of the incumbent directors and executive officers of Hollywood Media as of the date of this Form 10-K/A.

Name	Age	Position

Mitchell Rubenstein	58	Chairman of the Board and Chief Executive Officer

Laurie S. Silvers	60	Vice Chairman of the Board, President and Secretary

Harry T. Hoffman	84	Director

Robert D. Epstein	67	Director

Stephen Gans	40	Director

Tammy G. Hedge	51	Chief Financial Officer and Chief Accounting Officer

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

Mitchell Rubenstein is a founder of Hollywood Media and has served as its Chairman of the Board and Chief Executive Officer since its inception in January 1993. Mr. Rubenstein was a founder of the Sci-Fi Channel, a cable television network that was acquired from Mr. Rubenstein and Laurie Silvers by USA Network in March 1992. Mr. Rubenstein served as President of the Sci-Fi Channel from January 1989 to March 1992 and served as Co-Vice Chairman of the Sci-Fi Channel from March 1992 to March 1994. Prior to founding the Sci-Fi Channel, Mr. Rubenstein practiced law for 10 years. Mr. Rubenstein received a J.D. degree from the University of Virginia School of Law in 1977 and a Masters in Tax Law (LL.M.) from New York University School of Law in 1979. He is a past Chair of the Board of Advisors of Jewish Life at Duke University, which includes the Freeman Center for Jewish Life at Duke and the Rubenstein-Silvers Hillel at Duke. Together with Ms. Silvers, Mr. Rubenstein was named Co-Business Person of the Year, City of Boca Raton, Florida in 1992. Mr. Rubenstein is married to Laurie S. Silvers.  Mr. Rubenstein’s long standing service as the Chairman of the Board and Chief Executive Officer of Hollywood Media, as well as the fact that Mr. Rubenstein is a founder of Hollywood Media, gives Mr. Rubenstein extensive knowledge of Hollywood Media and its operations and makes him a valuable member of our Board.

Laurie S. Silvers is a founder of Hollywood Media and has served as its Vice-Chairman, President and Secretary since its inception in January 1993. Ms. Silvers was a founder of the Sci-Fi Channel, of which she served as Chief Executive Officer from January 1989 to March 1992 and Co-Vice Chairman from March 1992 to March 1994. Prior to founding the Sci-Fi Channel, Ms. Silvers practiced law for 10 years. Ms. Silvers received a J.D. degree from University of Miami School of Law in 1977. Ms. Silvers serves on the Board of Trustees of the University of Miami (and is a member of its Executive Committee), the Board of Directors of the Economic Council of Palm Beach County, Florida (of which she is a past Chair), the Board of Trustees of the Kravis Center of the Performing Arts in West Palm Beach, Florida, is Vice Chair of the Board of Directors of the Community Television Foundation of South Florida (WPBT Channel 2, the PBS Station in Miami, Florida), and is a member of the Board of the Jewish Federation of Palm Beach County, Florida.  She is also a mentor for at-risk teenage girls with the Women of Tomorrow organization, and a member of its board.  Ms. Silvers’ long standing service as the Vice-Chairman, President and Secretary of Hollywood Media, as well as the fact that Ms. Silvers is a founder of Hollywood Media, gives Ms. Silvers extensive knowledge of Hollywood Media and its operations and makes her a valuable member of our Board.

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

Tammy Hedge (1) Effective as of June 15, 2011, Hollywood Media appointed Tammy Hedge, a certified public accountant, as Hollywood Media’s Chief Financial Officer and Chief Accounting Officer. Ms. Hedge is responsible for all corporate finance, treasury and accounting functions for Hollywood Media and its subsidiaries. Since September 2006, Ms. Hedge has been the Chief Financial Officer of a privately held cable TV operator. From July 2004 to July 2006, Ms. Hedge was Vice President, Chief Accounting Officer and Controller of Ion Media Networks Inc. (formerly called Pax TV), which owns a broadcast television station group and the i network, and was publicly traded during Ms. Hedge’s employment. From August 1999 to June 2004, Ms. Hedge was the Financial Controller of Dycom Industries, Inc., a company listed on the New York Stock Exchange that provides specialty contracting services primarily for cable TV and phone companies. In these positions, Ms. Hedge was responsible for certain corporate finance, treasury and accounting functions. Ms. Hedge received a Bachelor in Science degree with dual majors in Accounting and Computer Science from East Tennessee State University in 1982.

(1) As a result of the downsizing of Hollywood Media following the Sale of Hollywood Media’s Broadway Ticketing Division, Hollywood Media and Scott Gomez, age 35, the former Chief Accounting Officer of Hollywood Media, mutually agreed not to renew the employment agreement of Mr. Gomez. Mr. Gomez’s employment with Hollywood Media terminated effective June 15, 2011. Mr. Gomez joined Hollywood Media in April 2003 as Vice President of Finance and Accounting, and was appointed Chief Accounting Officer in May 2005. Mr. Gomez was responsible for accounting, financial and tax matters for Hollywood Media and its subsidiaries, including cash management, preparation of financial statements, and SEC reporting. Prior to joining Hollywood Media, Mr. Gomez was a Senior Accountant for Klein and Barreto, P.A., a public accounting firm, from July of 2001 to April of 2003. During his tenure with Klein and Barreto, Mr. Gomez worked closely with Hollywood Media on various matters including taxes. Previously, Mr. Gomez was a Senior Auditor with Arthur Andersen LLP, then a public accounting firm, and held other prior positions with such firm, during the period from August of 1999 to July of 2001. Mr. Gomez graduated from the University of Florida with a Masters of Accounting degree and is a Certified Public Accountant.

 Audit Committee

The Audit Committee of Hollywood Media’s Board of Directors has been established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The current members of the Audit Committee are Harry T. Hoffman, Robert D. Epstein and Stephen Gans.  The Board has determined that each of the current members of the Audit Committee meet the audit committee independence standards under the listing rules of the Nasdaq Stock Market.  The Board has further determined that the Audit Committee meets the Nasdaq listing requirement that at least one member of the Audit Committee has such experience or background which results in the individual’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities.  During 2011, the Audit Committee held four meetings and also acted four times by unanimous written consent.

We currently do not have a designated “Audit Committee Financial Expert” (as defined in Item 407 of SEC Regulation S-K) on our audit committee. Although we had discussions with several potential candidates, we did not ultimately reach mutual interest in proceeding to nominate any candidate for election to the Board. We do not currently have any candidates under consideration, but the Board would consider candidates that our Nominating Committee deems qualified and recommends for nomination.

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

To Hollywood Media’s knowledge, based solely on a review of the copies of such reports furnished to Hollywood Media or written representations that no other reports were required, all Section 16(a) filing requirements applicable to its executive officers, directors and greater-than-10% beneficial owners for the year ended December 31, 2011 have been complied with on a timely basis, other than:

•	the following two Form 4 reports filed by Baker Street Capital Management, LLC, Baker Street Capital L.P., and Perelman Vadim, as persons who own more than 10% of Hollywood Media’s outstanding common stock:

o	the Form 4 filed by Baker Street Capital Management, LLC, Baker Street Capital L.P., and Perelman Vadim on January 24, 2011 to report the disposition of 34,500 shares of Hollywood Media’s common stock on January 18, 2011; and

o	the Form 4 filed by Baker Street Capital Management, LLC, Baker Street Capital L.P., and Perelman Vadim on March 3, 2011 to report the disposition of 1,714,679 shares of Hollywood Media’s common stock on February 18, 2011; and

•	the Form 5 filed on February 14, 2011 by Mitchell Rubenstein and Laurie S. Silvers (as directors and executive officers of Hollywood Media) to report, among other things, the disposition by gift of 90,000 shares of Hollywood Media’s common stock on January 22, 2009.

Item11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes the total compensation paid to or earned by each of Hollywood Media’s named executive officers for each of the two fiscal years ended December 31, 2011 and 2010, respectively:

Name and Principal Position	Year	Salary	Bonus		Stock Awards		All Other Compensation		Total

Mitchell Rubenstein	2011	$99,573	$450,000	(4)	$–		$115,407	(2)	$664,980
Chief Executive Officer	2010	$487,378	$187,500	(5)	$148,750	(1)	$1,519,802	(3)	$2,343,430

Laurie S. Silvers	2011	$87,127	$450,000	(4)	$-		$115,894	(7)	$653,021
President	2010	$426,456	$95,000	(5)	$89,250	(6)	$1,532,007	(8)	$2,142,713

Tammy Hedge(15)	2011	$71,181	$50,000	(13)	$–		$3,097	(14)	$124,278
CFO	2010	$–	$–		$–		$–		$–

Scott Gomez(15)	2011	$178,269	$25,000	(9)	$–		$13,875	(11)	$217,144
Chief Accounting Officer	2010	$292,308	$225,000	(10)	$–		$31,423	(12)	$548,731

(1)	Stock awards include the vesting during the 2010 fiscal year of 145,833 shares of restricted common stock originally granted in December 2008, valued in accordance with FASB ASC Topic 718 at $148,750 based on the $1.02 closing market price per share on the date of grant. All assumptions made in this valuation are provided in Note (3) and other Notes to the Consolidated Financial Statements included in Item 8 of Hollywood Media’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC. Upon the consummation of the sale of Hollywood Media’s Broadway Ticketing Division (the “Broadway Sale”) (which occurred on December 15, 2010), all of the unvested restricted shares of Hollywood Media common stock granted to Mitchell Rubenstein pursuant to Hollywood Media’s 2004 Stock Incentive Plan immediately vested and thus were no longer restricted shares.

(2)	Represents (a) a partial payment of an automobile allowance of $7,800 payable in accordance with the terms of the executive’s employment agreement, (b) $3,644 in medical, dental and disability insurance premiums, provided in accordance with the terms of the executive’s employment agreement, (c) $52,444 which is equal to 5% of the distributions Hollywood Media received from its interest in MovieTickets.com, Inc., payable in accordance with the terms of the executive’s employment agreement, and (d) $51,519 which is equal to 4.76% of all payments of principal and interest received by Hollywood Media on account of the promissory note issued to Hollywood Media in connection with the Broadway Sale, payable in accordance with the terms of the executive’s employment agreement.

(3)	Represents (a) a partial payment of an automobile allowance of $7,800 payable in accordance with the terms of the executive’s employment agreement, (b) $12,002 in medical, dental and disability insurance premiums, provided in accordance with the terms of the executive’s employment agreement, and (c) a $1,500,000 change of control payment payable in accordance with the terms of the executive’s employment agreement upon consummation of the Broadway Sale, of which $750,000 was paid on December 23, 2010 and $750,000 was paid on January 4, 2011.

(4)	Represents a bonus in recognition of Hollywood Media’s overall good financial performance during the applicable year, which includes (a) a $75,000 bonus paid to each of Mr. Rubenstein and Ms. Silvers associated with the announcement of Hollywood Media’s tender offer for Hollywood Media’s common stock resulting from the Broadway Sale, and (b) a $375,000 bonus paid to each of Mr. Rubenstein and Ms. Silvers associated with the smooth handling of the downsizing of Hollywood Media after the Broadway Sale and, for Mr. Rubenstein’s bonus, Mr. Rubenstein’s becoming the Chief Executive Partner of Tekno Books.

(5)	Represents a bonus in recognition of Hollywood Media’s overall good financial performance during the applicable year.

(6)	Stock awards include the vesting during the 2010 fiscal year of 87,500 shares of restricted common stock originally granted in December 2008, valued in accordance with FASB ASC Topic 718 at $89,250 based on the $1.02 closing market price per share on the date of grant. All assumptions made in this valuation are provided in Note (3) and other Notes to the Consolidated Financial Statements included in Item 8 of Hollywood Media’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC. Upon the consummation of the Broadway Sale (which occurred on December 15, 2010), all of the unvested restricted shares of Hollywood Media common stock granted to Laurie Silvers pursuant to Hollywood Media’s 2004 Stock Incentive Plan immediately vested and thus were no longer restricted shares.

(7)	Represents (a) an automobile allowance of $7,800 payable in accordance with the terms of the executive’s employment agreement, (b) $34,653 in medical, dental and disability insurance premiums, provided in accordance with the terms of the executive’s employment agreement, (c) $52,444 which is equal to 5% of the distributions Hollywood Media received from its interest in MovieTickets.com, Inc., payable in accordance with the terms of the executive’s employment agreement, and (d) $20,997 which is equal to 1.94% of all payments of principal and interest received by Hollywood Media on account of the promissory note issued to Hollywood Media in connection with the Broadway Sale, payable in accordance with the terms of the executive’s employment agreement.

(8)	Represents (a) an automobile allowance of $7,800 payable in accordance with the terms of the executive’s employment agreement, (b) $24,207 in medical, dental and disability insurance premiums, provided in accordance with the terms of the executive’s employment agreement, and (c) a $1,500,000 change in control payment payable in accordance with the terms of the executive’s employment agreement upon consummation of the Broadway Sale, of which $750,000 was paid on December 23, 2010 and $750,000 was paid on January 4, 2011.

(9)	Bonus includes a cash bonus of $25,000 payable in accordance with the terms of the executive’s employment agreement.

(10)	Bonus includes (a) a cash bonus of $25,000 payable in accordance with the terms of the executive’s employment agreement and (b) a cash bonus of $200,000 to retain the executive’s services.

(11)	Represents medical, dental and disability insurance premiums, provided in accordance with the terms of the executive’s employment agreement.

(12)	Represents (a) a matching contribution under Hollywood Media’s 401(k) plan of $8,250 and (b) $23,173 in medical, dental and disability insurance premiums, provided in accordance with the terms of the executive’s employment agreement.

(13)	Represents a bonus in recognition of the successful transition of the leadership of the Company’s Accounting Department.

(14)	Represents medical, dental and disability insurance premiums, provided in connection with the executive’s employment with Hollywood Media.

(15)	As a result of the downsizing of Hollywood Media following the Broadway Sale, Hollywood Media and Scott Gomez, the former Chief Accounting Officer of Hollywood Media, mutually agreed not to renew the employment agreement of Mr. Gomez. Mr. Gomez’s employment with Hollywood Media terminated effective June 15, 2011. Effective as of June 15, 2011, Hollywood Media appointed Tammy Hedge, age 50, a certified public accountant, as Hollywood Media’s Chief Financial Officer and Chief Accounting Officer.

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

Regardless of whether Mr. Rubenstein or Ms. Silvers continues to provide services to Hollywood Media after the first anniversary of the consummation of the Broadway Sale, one-half of the deferred change of control payments will be paid to Mr. Rubenstein and/or Ms. Silvers, as applicable, upon the receipt by Hollywood Media of payments on the promissory note issued to Hollywood Media in connection with the Broadway Sale, on a pro rata basis, and one-half of such payments will be paid to Mr. Rubenstein and/or Ms. Silvers, as applicable, upon the receipt by Hollywood Media of payments under the first $7 million tranche of the earn-out pursuant to the Broadway Sale, on a pro rata basis, according to the following schedule:

•	Mr. Rubenstein will receive:

•	4.76% of all payments of principal and interest received by Hollywood Media on account of the promissory note issued to Hollywood Media in connection with the Broadway Sale (for a maximum amount of $407,201, of which a total of $51,519 had been paid to Mr. Rubenstein as of December 31, 2011), with each such payment to be made to Mr. Rubenstein within five business days of the date Hollywood Media receives payments of principal and interest on account of the promissory note issued to Hollywood Media in connection with the Broadway Sale, and

•	5.79% of the first $7 million of earnout payments received by Hollywood Media pursuant to Broadway Sale (for a maximum amount of $405,300), with each such payment to be made to Mr. Rubenstein within five business days of the date Hollywood Media receives the first $7 million of earnout payments pursuant to the Broadway Sale.

•	Ms. Silvers will receive:

•	1.94% of all payments of principal and interest received by Hollywood Media on account of the promissory note issued to Hollywood Media in connection with the Broadway Sale (for a maximum amount of $166,989, of which a total of $20,997 had been paid to Ms. Silvers as of December 31, 2011), with each such payment to be made to Ms. Silvers within five business days of the date Hollywood Media receives payments of principal and interest on account of the promissory note issued to Hollywood Media in connection with the Broadway Sale, and

•	2.36% of the first $7 million of earnout payments received by Hollywood Media pursuant to the Broadway Sale (for a maximum amount of $165,200), with each such payment to be made to Ms. Silvers within five business days of the date Hollywood Media receives the first $7 million of earnout payments pursuant to the Broadway Sale.

If Hollywood Media does not pay any amount of the deferred change of control payments that becomes due to Mr. Rubenstein and/or Ms. Silvers, as applicable, pursuant to the schedule set forth above by the latest date on which such amount is permitted to be paid to such executive, then Mr. Rubenstein and/or Ms. Silvers, as applicable, shall provide written notice to Hollywood Media of such failure to pay, and if such payment is not made by the 30th day following the date that such written notice is provided to Hollywood Media, then the obligations of Hollywood Media to pay such executive the amount of the deferred change of control payments according to the schedule set forth above shall accelerate and become immediately due and payable in full as if Hollywood Media had received total principal payments of $8,500,000 on account of the promissory note issued to Hollywood Media in connection with the Broadway Sale and the first $7,000,000 of earn-out payments pursuant to the Broadway Sale.

If Hollywood Media surrenders or otherwise transfers or modifies the promissory note issued to Hollywood Media in connection with the Broadway Sale or the earn-out to be received by Hollywood Media pursuant to the Broadway Sale for any modified obligation or any other consideration, the payments from Hollywood Media to Mr. Rubenstein and Ms. Silvers for the deferred change of control payments shall be made with respect to such modified obligation or the fair market value of such other consideration.

If, during the Extension Term, the employment of either Mr. Rubenstein or Ms. Silvers is terminated by Hollywood Media other than for “cause”, death, or disability, then such executive will receive (in addition to any benefits owed under a plan described in the employment agreement as in effect on the date of termination and reimbursement for expenses incurred prior to the date of termination) the amount payable to such executive following a “change of control” in a lump sum payment within five (5) business days after such termination of employment (to the extent not previously paid), without regard to whether all of the payments on account of the promissory note issued to Hollywood Media in connection with the Broadway Sale and the earn-out pursuant to the Broadway Sale have been received by Hollywood Media.  Additionally, if the employment of either executive is terminated (i) by reason of the death of the executive, (ii) by Hollywood Media during the Extension Term for any reason other than for “cause,” or (iii) by the executive for “good reason,” the right of such executive to payments of the 5% Distribution will fully vest and the 5% Distribution will continue to be paid to the executive and the executive’s heirs.

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

Employment Agreement with Former Chief Accounting Officer. On May 19, 2005, Hollywood Media entered into an employment agreement with Scott Gomez, the former Chief Accounting Officer of Hollywood Media. The term of employment originally expired on April 13, 2011 (as described below, such expiration date was extended until June 15, 2011). Compensation under the agreement included annual base salary of $175,000 effective as of April 14, 2005, subject to annual salary increases of $25,000, a $25,000 cash bonus within ten days of the signing of the agreement as well as annual $25,000 cash bonuses on each anniversary date of his employment with Hollywood Media, and a grant of options to purchase 25,000 shares of Hollywood Media’s common stock at a price equal to the closing sale price of the common stock on the trading day immediately preceding the date of the employment agreement. The options were fully vested on the date of grant and had a five-year term.

On August 9, 2006, Hollywood Media and Mr. Gomez amended and restated the original five-year employment agreement. In addition to the terms of the original employment agreement, the amended and restated employment agreement provided that, if a “Change of Control” (which is defined in the employment agreement) occurred during the term of employment, then Mr. Gomez was entitled to receive a cash payment equal to the salary and annual bonuses payable to Mr. Gomez under the agreement for the two year period following the date of such Change of Control (the “Change of Control Payment”), with 50% of the Change of Control Payment payable upon the date of the Change of Control and 50% of the Change of Control Payment to be paid to Mr. Gomez six months after the date of the Change of Control. As a condition to receiving the second 50% of the Change of Control Payment, Mr. Gomez was required to continue his employment during a period of at least six months following the date of the Change of Control irrespective of the length of time remaining on the term of the agreement, which was extended by Hollywood Media to one year following the date of the Change of Control in accordance with the terms of the employment agreement (the “Required Employment Period”). During the Required Employment Period, the base salary payable to Mr. Gomez in accordance with the terms of the employment agreement was increased by 50%. Upon the expiration of the Required Employment Period, Mr. Gomez’s employment continued under the terms of the employment agreement without the 50% base salary increase, and he would not be entitled to any termination payments if his employment is terminated without “cause” or for “good reason”.

As defined in Mr. Gomez’s employment agreement, a “Change of Control” includes, among other factors, the sale of 50% or more of the stock or assets of any two of Hollywood Media’s divisions (which included the Broadway Ticketing, Data Business or Hollywood.com). The sale of the Data Business was completed in August 2007 (comprised of the sales of both the Baseline StudioSystems and Showtimes businesses in August 2006 and August 2007, respectively), and the sale of the Hollywood.com Business was completed in August 2008 (for additional information about the sale of the Hollywood.com Business, see “Transactions with Related Persons” below). Due to such sales of two of Hollywood Media’s then three primary divisions, a Change of Control as defined in Mr. Gomez’s employment agreement occurred on August 21, 2008, and as a result: (i) Mr. Gomez received a Change of Control Payment equal to $592,945, with 50% or $292,473 paid on August 21, 2008 and 50% or $292,473 paid on February 21, 2009; and (ii) the annual salary rate for Mr. Gomez reflected the 50% increase required during the Required Employment Period referenced above, which ended on August 20, 2009. Pursuant to the amended and restated employment agreement dated August 2006, Mr. Gomez’s annual salary on December 31, 2010 was $300,000 and Mr. Gomez’s annual salary on June 15, 2011 was $325,000.

As a result of the downsizing of Hollywood Media following the Broadway Sale, Hollywood Media and Mr. Gomez mutually agreed not to renew the employment agreement of Mr. Gomez. Mr. Gomez’s employment with the Company terminated effective June 15, 2011.

Employment of Current Chief Financial Officer and Chief Accounting Officer. Effective as of June 15, 2011, Hollywood Media appointed Tammy Hedge, age 50, a certified public accountant, as Hollywood Media’s Chief Financial Officer and Chief Accounting Officer.  Ms. Hedge is responsible for all corporate finance, treasury and accounting functions for Hollywood Media and its subsidiaries. Since September 2006, Ms. Hedge has been the Chief Financial Officer of a privately held cable TV operator.  From July 2004 to July 2006, Ms. Hedge was Vice President, Chief Accounting Officer and Controller of Ion Media Networks Inc. (formerly called Pax TV), which owns a broadcast television station group and the i network, and was publicly traded during Ms. Hedge’s employment.  From August 1999 to June 2004, Ms. Hedge was the Financial Controller of Dycom Industries, Inc., a company listed on the New York Stock Exchange that provides specialty contracting services primarily for cable TV and phone companies.  In these positions, Ms. Hedge was responsible for certain corporate finance, treasury and accounting functions.  Ms. Hedge received a Bachelor in Science degree with dual majors in Accounting and Computer Science from East Tennessee State University in 1982.

Ms. Hedge does not have a written employment agreement with Hollywood Media.  Ms. Hedge receives a base salary of $125,000 annually and may be eligible for an incentive bonus at the discretion of the Compensation Committee of Hollywood Media’s Board of Directors.  Ms. Hedge also is eligible for four weeks paid vacation annually and will be reimbursed for certain out-of-pocket business expenses including certain auto expenses.  Due to the downsizing of Hollywood Media, Hollywood Media currently anticipates that Ms. Hedge will devote, on average, approximately 50% of her time on Hollywood Media business.

Cash Bonuses

The Compensation Committee has the authority to grant cash bonus awards and may approve compensation plans or agreements to grant bonuses based on specified terms. Discretionary bonus awards vary depending on the Compensation Committee’s review and consideration of various factors including the executive officer’s contribution to Hollywood Media’s achievement of its goals.

During 2011, the Compensation Committee awarded (i) Mr. Rubenstein (a) a cash bonus in the amount of $75,000 associated with the announcement of the Company’s tender offer for the Company’s common stock resulting from the Broadway Sale, and (b) a $375,000 bonus associated with the smooth handling of the downsizing of the Company after the Broadway Sale and Mr. Rubenstein’s becoming the Chief Executive Partner of Tekno Books, (ii) Ms. Silvers (a) a cash bonus in the amount of $75,000 associated with the announcement of the Company’s tender offer for the Company’s common stock resulting from the Broadway Sale, and (b) a $375,000 bonus associated with the smooth handling of the downsizing of the Company after the Broadway Sale, and (iii) Ms. Hedge a cash bonus of $50,000 in recognition of the successful transition of the leadership of the Company’s Accounting Department.

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

Stock Option Grants and Equity-Based Compensation

During the fiscal year ended December 31, 2011, no stock options or other equity-based compensation awards were granted to Mr. Rubenstein, Ms. Silvers, Ms. Hedge or Mr. Gomez.

Other Benefits

Perquisites

Although perquisites are not a primary aspect of Hollywood Media’s executive compensation, Hollywood Media provided its named executive officers with the following perquisites during 2010 and 2011:

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

 401(K) Plan

On September 27, 2010, upon recommendation of Mitchell Rubenstein, CEO and Chairman of Hollywood Media, the Board of Directors of Hollywood Media approved of the termination of Hollywood Media’s 401(k) plan effective November 18, 2010.  Hollywood Media maintained a 401(k) Plan (the “Plan”) covering all employees who met certain eligibility requirements. The Plan provided that each participant could contribute up to 15% of his or her pre-tax gross compensation (not to exceed a statutorily prescribed annual limit). All amounts contributed by employee participants in conformity with Plan requirements and earnings on such contributions were fully vested at all times. The match in stock was 50% of the first 8% of the employees’ compensation contributions, for those participants employed in excess of 1,000 hours during the year and employed on the last day of the year. The match for the year ended December 31, 2010 was $148,404 and was paid in cash to the Plan during the fourth quarter of the year ended December 31, 2010. The match for the year ended December 31, 2009 was 101,189 shares of Hollywood Media common stock, valued at $141,664 (based on a share price of $1.40 per share), and was paid in the first quarter of the year ended December 31, 2010. The Plan had investments in Hollywood Media common stock of 303,270 shares valued at a share price of $1.64 or $497,363 and 439,874 shares valued at a share price of $1.40 or $615,824, as of December 31, 2010 and 2009, respectively. The Plan assets were fully transferred or distributed during the year ended December 31, 2011 and there were no plan assets remaining as of December 31, 2011.

Outstanding Equity Awards at 2011 Fiscal Year-End

As of December 31, 2011, there were no unexercised options, unvested stock awards or equity incentive plan awards outstanding.  Upon the consummation of the Broadway Sale (which occurred on December 15, 2010), all of the unvested restricted shares of Hollywood Media common stock granted to Mitchell Rubenstein, our Chairman and Chief Executive Officer, and Laurie S. Silvers, our Vice-Chairman, President and Secretary, pursuant to Hollywood Media’s 2004 Stock Incentive Plan immediately vested and thus were no longer restricted shares.

Plans Providing for Payment of Retirement Benefits

Hollywood Media does not provide pension arrangements or post-retirement health coverage for its executives or employees.  For a discussion of Hollywood Media’s 401(K) Plan (that was terminated effective November 18, 2010), please see “Other Benefits- 401(K) Plan” above.

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

Director Compensation

The following table sets forth information regarding the compensation received by each of Hollywood Media’s Directors during 2011:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards(2)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

Mitchell Rubenstein, Chairman(1)	–	–	–	–	–	–	–

Laurie S. Silvers, Vice Chairman(1)	–	–	–	–	–	–	–

Harry T. Hoffman	$57,000	–	–	–	–	–	$57,000

Robert D. Epstein	$32,500	–	–	–	–	–	$32,500

Stephen Gans	$30,000	–	–	–	–	–	$30,000

(1)	Mr. Rubenstein and Ms. Silvers are executive officers and employees of Hollywood Media, and their compensation is reported separately above in the “Executive Compensation” portion of this Form 10-K/A, prior to this “Director Compensation” discussion.

(2)	The table below shows the aggregate number of shares subject to all outstanding stock options held by the named directors as of December 31, 2011 all of which options were granted under the Directors Stock Option Plan for non-employee directors (described below).

Name	Total Options Held at 12/31/2011 (# of shares)
Harry T. Hoffman	60,000
Robert D. Epstein	15,000

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

The Directors Plan provides for grants of stock options, subject to availability of shares under the plan, to each non-employee director, as follows: (1) an initial grant of an option to purchase 15,000 shares of common stock at the time such person first becomes appointed to the Board, and (2) an annual grant of an option to purchase 15,000 shares of common stock on the date of each annual meeting of Hollywood Media’s shareholders at which the director is reelected.  In December 2007, the Board of Directors elected to temporarily suspend such annual option issuances until such time that the Board determines to reserve additional shares of common stock for issuance upon exercise of options granted under the Directors Plan.  During the year ended December 31, 2011, no options were cancelled, 5,435 options expired, and no options were granted or exercised under the Directors Plan.

The maximum aggregate number of shares of common stock that may be issued pursuant to options granted under the Directors Plan is 300,000, and, as of December 31, 2011, such options were outstanding for an aggregate of 75,000 shares.

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

The following table sets forth certain information regarding the beneficial ownership of the common stock of Hollywood Media as of April 18, 2012, or other date as indicated in the footnotes below, by:

•	each person or group known by Hollywood Media to beneficially own more than 5% of the outstanding shares of common stock of Hollywood Media;
•	each director of Hollywood Media;
•	each executive officer of Hollywood Media; and
•	all of the current directors and executive officers of Hollywood Media as a group.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)		Percent of Class(2)
Baker Street Capital L.P.	3,447,497	(3)	14.87%
CCM Master Qualified Fund, Ltd.	2,051,892	(4)	8.85%
Potomac Capital Management LLC	1,756,553	(5)	7.58%
Dimensional Fund Advisors, LP	1,509,961	(6)	6.51%
Morgan Stanley	1,501,602	(7)	6.48%
Nantahala Capital Management, LLC	1,121,562	(8)	4.84%
Mitchell Rubenstein and Laurie S. Silvers	893,932	(9)	3.86%
Stephen Gans	2,104,192	(10)	9.08%
Harry T. Hoffman	73,000	(11)	*
Robert D. Epstein	16,000	(12)	*
All directors, director nominees and executive officers of Hollywood Media as a group (5 persons)	3,087,124	(13)	13.32%

*	Less than 1%
(1)	Except as otherwise noted in the footnotes below, the address of each beneficial owner is in care of Hollywood Media Corp., 2255 Glades Road, Suite 221-A, Boca Raton, Florida 33431.
(2)	For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, pursuant to which a person’s or group’s ownership is deemed to include any shares of common stock that such person has the right to acquire within 60 days. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any shares which such person or persons has the right to acquire within 60 days are deemed to be outstanding, but such shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. This table has been prepared based on 23,179,066 shares of Hollywood Media common stock outstanding as of April 18, 2012.
(3)	Based on a Schedule 13D/A filed with the SEC on March 3, 2011, Baker Street Capital L.P., Baker Street Capital Management, LLC and Vadim Perelman beneficially own such shares. The reported business address for these holders is 12026 Wilshire Blvd., Unit 502, Los Angeles, California 90025.
15

(4)	Based on a Schedule 13G/A filed with the SEC on February 15, 2012, CCM Master Qualified Fund, Ltd., Coghill Capital Management, L.L.C. and Clint D. Coghill have shared voting and shared dispositive power with respect to such shares. The reported business address for these holders is One North Wacker Drive, Suite 4350, Chicago, IL 60606.
(5)	Based on a Schedule 13G filed with the SEC on August 29, 2008, Potomac Capital Management LLC, Potomac Capital Management Inc. and Paul J. Solit beneficially own such shares, which include an aggregate of 150,000 shares issuable pursuant to exercisable warrants. The reported business address for these holders is 825 Third Avenue, 33rd Floor, New York, New York 10022.
(6)	Based on a Schedule 13G/A filed with the SEC on February 11, 2011, Dimensional Fund Advisors, LP beneficially owns such shares. The reported business address for this holder is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas, 78746.
(7)	Based on a Schedule 13G/A filed with the SEC on February 9, 2012, Morgan Stanley and Morgan Stanley Capital Services Inc. beneficially own such shares. The reported business address for these holders is 1585 Broadway, New York, NY 10036.
(8)	Based on a Schedule 13G/A filed with the SEC on February 14, 2012, Nantahala Capital Management, LLC beneficially owns such shares. The reported business address for this holder is 100 First Stamford Place, 2nd Floor, Stamford, CT 06902.
(9)	Represents 343,697 outstanding shares of common stock which are owned jointly by Mitchell Rubenstein and Laurie Silvers, 513,919 outstanding shares of common stock which are owned individually by Laurie S. Silvers, 18,169 outstanding shares of common stock which are held in Individual Retirement Account of Mitchell Rubenstein, and 18,147 outstanding shares of common stock which are held in Individual Retirement Account of Laurie S. Silvers.
(10)	Based on a Form 4 filed with the SEC on March 1, 2011, Mr. Gans beneficially owns such shares. The reported business address for this holder is 1680 Michigan Avenue, Suite 1001, Miami Beach, Florida 33139.
(11)	Represents 13,000 outstanding shares of common stock, and 60,000 shares of common stock issuable pursuant to exercisable options, beneficially owned by Mr. Hoffman.
(12)	Represents 1,000 outstanding shares of common stock, and 15,000 shares of common stock issuable pursuant to exercisable options, beneficially owned by Mr. Epstein.
(13)	Represents an aggregate of 3,012,124 outstanding shares of common stock and 75,000 shares of common stock issuable pursuant to exercisable options.
16

Securities authorized for issuance under equity compensation plans. The following table sets forth information as of December 31, 2011, regarding compensation plans under which equity securities of Hollywood Media are authorized for issuance, aggregated by “Plan category” as indicated in the table:

EQUITY COMPENSATION PLAN INFORMATION

	AS OF DECEMBER 31, 2011
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price per share of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
	(a)	(b)	(c)
Plan Category:
Equity compensation plans approved by security holders(2)	75,000	$3.52	502,261
Equity compensation plans not approved by security holders	—	$—	—
Total	75,000		502,261

(1)	Excluding securities reflected in column “(a).”
(2)	Hollywood Media has four shareholder-approved equity compensation plans: the 2004 Stock Incentive Plan, 2000 Stock Incentive Plan, 1993 Stock Option Plan, and the Directors Stock Option Plan. No additional grants of stock options may be made under the 1993 Stock Option Plan, the Directors Stock Option Plan, or the 2000 Stock Incentive Plan because the periods for granting options under such plans expired in July 2003, July 2008, and December 2009, respectively. In addition to stock options, the 2004 Stock Incentive Plan permits the granting of stock awards and other forms of equity compensation and, as of December 31, 2011, the number of shares available for granting additional awards under the 2004 Stock Incentive Plan was 502,261 shares. Additional information about such plans and awards is provided in Note (4) and other Notes to the Consolidated Financial Statements included in Item 8 of Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Scott Gomez served as an executive officer of Hollywood Media from April 2003 to June 2011. Hollywood Media employed his father, Jose Gomez, from December 2000 through April 2010 in information systems and business development positions, not as an executive officer. Total 2009 cash compensation (salary and bonus) of Jose Gomez was $175,313 and total 2010 cash compensation (salary and bonus) of Jose Gomez was $63,462.

Sale of Hollywood.com Business Unit to R&S Investments LLC

On August 21, 2008, Hollywood Media entered into a definitive purchase agreement with R&S Investments, LLC, an entity wholly-owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairman of the Board, and Laurie S. Silvers, Hollywood Media’s President and Vice-Chairperson of the Board.  Pursuant to the purchase agreement, R&S Investments acquired Hollywood Media’s subsidiaries Hollywood.com, Inc. and Totally Hollywood TV, LLC (collectively, the “Hollywood.com Business”) for a potential purchase price of $10.0 million, which includes $1.0 million in cash that was paid to Hollywood Media at closing and potential earn-out payments of up to $9.0 million. During fiscal 2010, Hollywood Media recorded $0.7 million in earn-out income under this agreement. During fiscal 2011, Hollywood Media recorded $0.7 million in earn-out income under this agreement. As of December 31, 2011, $1.8 million had been earned by HMC on account of this earn-out and $7.2 million remained to be earned pursuant to this agreement. The Hollywood.com Business included: (i) Hollywood Media’s Hollywood.com, Inc. subsidiary, which owned the Hollywood.com website and related URLs and celebrity fan websites. Hollywood.com features in-depth movie information including movie showtimes listings, celebrity biographical data, and celebrity photos primarily obtained by Hollywood.com through licenses with third party licensors which are made available on the Hollywood.com website and mobile platform. Hollywood.com also has celebrity fan sites and a library of feature stories and interviews which incorporate photos and multimedia videos taken at entertainment events including movie premiers and award shows; and (ii) Hollywood Media’s Totally Hollywood TV, LLC subsidiary, which owned Hollywood.com Television, a free video on demand service distributed pursuant to annual affiliation agreements with certain cable operators for the distribution of movie trailers to subscribers of those cable systems.  The purchase price was determined by an arms-length negotiation between a Special Committee of independent and disinterested directors of Hollywood Media on the one hand and R&S Investments on the other hand.

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

Investment in Project Hollywood LLC

On October 7, 2011, Project Hollywood LLC, a newly formed limited liability company owned by Baseline Holdings LLC (which is owned by Mitchell Rubenstein, the Chairman and Chief Executive Officer of Hollywood Media, and Laurie Silvers, the Vice-Chairperson, President and Secretary of Hollywood Media) acquired from The New York Times Company all of the membership interests of Baseline LLC.  Baseline LLC owns Baseline StudioSystems, a leading provider of movie and TV data services for the entertainment and motion picture industries and a licensor of information to Internet and digital media companies.  Mr. Rubenstein and Ms. Silvers individually contributed $4.5 million in cash to Baseline Holdings LLC which in turn contributed it to Project Hollywood LLC to fund the acquisition.

Hollywood Media previously owned the Baseline StudioSystems business and sold it on August 25, 2006 to The New York Times Company.  The opportunity to purchase the Baseline StudioSystems business was presented to Mr. Rubenstein and Ms. Silvers in their individual capacity, and they presented to Hollywood Media’s independent directors the opportunity for Hollywood Media.  Rather than acquire 100% of the Baseline StudioSystems business, Hollywood Media’s independent directors decided unanimously for Hollywood Media to make a minority investment in Project Hollywood LLC alongside Mr. Rubenstein and Ms Silvers with the relative ownership interest of Project Hollywood LLC interests determined based on the proportionate amount each invested. Accordingly, on October 27, 2011, following Project Hollywood LLC’s acquisition of all of the membership interests of Baseline LLC, Hollywood Media (following the unanimous approval of its independent directors) acquired a 21.74% ownership interest in Project Hollywood LLC for an investment of $1.25 million, which was based on the same per membership unit price paid by Baseline Holdings for its 78.26% ownership interest in Project Hollywood LLC.  The funds contributed were used to acquire Baseline LLC and for working capital and other capital needs of the Baseline StudioSystems business. The Baseline StudioSystems business has no debt other than normal accounts payable and deferred revenue.

Pursuant to the Project Hollywood LLC Limited Liability Company Agreement, Baseline Holdings or its designee will be the managing member, as long as Baseline Holdings or any of its permitted transferees, as defined in the Project Hollywood LLC Limited Liability Company Agreement, has an ownership interest in Project Hollywood LLC.  The managing member of Project Hollywood LLC has full authority, power and discretion to manage and control Project Hollywood LLC’s business and to determine the timing and amounts of distributions.

The Project Hollywood LLC Limited Liability Company Agreement provides that (i) distributions of available cash will be made in accordance with the members’ percentage interests, (ii) Hollywood Media’s ownership interest in Project Hollywood LLC is subject to a right of first refusal in favor of Project Hollywood LLC and Baseline Holdings in the event Hollywood Media desires to transfer such ownership interest, (iii) if Baseline Holdings and/or its permitted transferees who together own at least a majority of Project Hollywood LLC agree to sell its ownership interest in Project Hollywood LLC or vote in favor of a merger or consolidation or a sale of all or substantially all of Project Hollywood’s assets, Hollywood Media is required to consent to the transaction, waive any appraisal rights, and agree to sell its ownership interest in Project Hollywood LLC on the same terms and conditions as other members; and (iv) if Baseline Holdings desires to sell its ownership interest in Project Hollywood LLC, Hollywood Media would be able to participate in such sale by selling a proportionate amount of its interest in Project Hollywood LLC.

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

Independent Registered Public Accounting Firm’s Fees and Services

The following table shows fees billed to Hollywood Media by its independent registered public accounting firm, Kaufman Rossin & Co., P.A., for each of the two fiscal years ended December 31, 2011 and 2010, respectively, for services rendered in the specified categories indicated below.

Type of Fees	2011	2010
Audit Fees	$150,000	$450,000
Audit-Related Fees	15,000	58,252	(a)
Tax Fees	—	—
All Other Fees	—	—
Total	$165,000	$508,252

(a) Hollywood Media’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as amended, and Hollywood Media’s proxy statement for the 2011 annual meeting of shareholders disclosed “Audit-Related Fees” for the fiscal year ended December 31, 2010 were $36,252.  However, such “Audit-Related Fees” for the fiscal year ended December 31, 2010 were $58,252.

The fee types referenced in the above table are defined as follows:

“Audit Fees” are aggregate fees billed by Hollywood Media’s principal auditing firm for professional services for the audit of Hollywood Media’s consolidated financial statements included in its Form 10-K, for review of financial statements included in its Forms 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

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

For each of the two fiscal years ended December 31, 2011 and 2010, respectively, and through the date of this Form 10-K/A, the Audit Committee has not adopted pre-approval policies covering such periods or future periods.  Accordingly, any services provided by our principal auditing firm during the period January 1, 2010 through the date of this Form 10-K/A were approved by the Audit Committee on a case-by-case basis.  However, in the future the Audit Committee may adopt pre-approval policies and procedures in accordance with applicable rules.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm *

•	Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010 *

•	Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009 *

•	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009 *

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009 *

•	Notes to Consolidated Financial Statements *

*	Previously filed as an exhibit to the Annual Report on Form 10-K filed with the SEC on April 16, 2012 which is being amended hereby.

2. Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes thereto described in Item 15(a)(1) above.

3. Exhibits

The Exhibits listed below are filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description	Location of Exhibit

2.1	Stock Purchase Agreement dated as of December 22, 2009, by and between Hollywood Media Corp. and Key Brand Entertainment Inc., as amended by Amendment No. 1 to Stock Purchase Agreement, dated as of January 13, 2010, Amendment No. 2 to the Stock Purchase Agreement, dated as of January 21, 2010 and Amendment No. 3 to the Stock Purchase Agreement, dated as of April 9, 2010.	(32)

2.2	Amendment No. 4 to Stock Purchase Agreement, dated as of April 22, 2012, by and between Key Brand Entertainment Inc. and Hollywood Media Corp.	(45)

3.1	Third Amended and Restated Articles of Incorporation.	(1)

3.2	Articles of Amendment to Articles of Incorporation of Hollywood Media Corp. for Designation of Preferences, Rights and Limitations of Series E Junior Preferred Stock.	(2)

3.3	Amended and Restated Bylaws of Hollywood Media Corp., dated as of September 1, 2006.	(3)
21

4.1	Form of Common Stock Certificate.	(4)

4.2	Amended and Restated Rights Agreement dated as of August 23, 1996 between Hollywood Media Corp. (f/k/a Big Entertainment, Inc.) and American Stock Transfer & Trust Company, as Rights Agent.	(5)

4.3	Amendment No. 1, dated as of December 9, 2002, to Amended and Restated Rights Amendment dated as of August 23, 1996 between Hollywood Media Corp. and American Stock Transfer & Trust Company.	(6)

4.4	Amendment No. 2, dated as of September 1, 2006, to the Amended and Restated Rights Agreement dated as of August 23, 1996, as amended December 9, 2002, between Hollywood Media Corp. and American Stock Transfer & Trust Company.	(7)

4.5	Amendment No. 3, dated as of January 13, 2011, to the Amended and Restated Rights Agreement dated as of August 23, 1996, as amended by Amendment No. 1 dated as of December 9, 2002 and Amendment No. 2 dated as of September 1, 2006, between Hollywood Media Corp. and American Stock Transfer & Trust Company	(36)

4.6	Amendment No. 4, dated as of September 2, 2011, to the Amended and Restated Rights Agreement, dated as of August 23, 1996, as amended by Amendment No. 1, dated as of December 9, 2002, Amendment No. 2, dated as of September 1, 2006, and Amendment No. 3, dated as of January 13, 2011, by and between Hollywood Media Corp. and American Stock Transfer & Trust Company, LLC.	(38)

4.7	Amendment No. 5, dated as of September 16, 2011, to the Amended and Restated Rights Agreement, dated as of August 23, 1996, as amended by Amendment No. 1, dated as of December 9, 2002, Amendment No. 2, dated as of September 1, 2006, Amendment No. 3, dated as of January 13, 2011 and Amendment No. 4, dated as of September 2, 2011, by and between Hollywood Media Corp. and American Stock Transfer & Trust Company, LLC.	(39)

10.1	Compensatory Plans, Contracts and Arrangements:

(a)	1993 Stock Option Plan, as amended effective October 1, 1999.	(8)

(b)	Directors Stock Option Plan, as amended effective May 1, 2003.	(9)

(c)	2000 Stock Incentive Plan, as amended October 30, 2003.	(10)

(d)	2004 Stock Incentive Plan.	(11)

(e)	Hollywood Media Corp. 401(k) Retirement Savings Plan, dated as of September 16, 2004 (the “Plan”); Amendment to the Plan, dated as of September 16, 2004; related Volume Submitter (Cross-Tested Defined Contribution Plan and Trust); EGTRRA Amendment to the Plan and Post-EGTRRA Amendment to the Plan, dated as of September 16, 2004.	(12)

(f)	Amendment to Hollywood Media Corp. 401(k) Retirement Savings Plan, dated June 16, 2005.	(13)

(g)	Amended and Restated Employment Agreement, dated as of December 22, 2008, by and between Hollywood Media Corp. and Mitchell Rubenstein.	(14)

(h)	Amended and Restated Employment Agreement, dated as of December 22, 2008, by and between Hollywood Media Corp. and Laurie S. Silvers.	(15)

(i)	Amendment to Amended and Restated Employment Agreement, dated as of December 23, 2009, by and between Hollywood Media Corp. and Mitchell Rubenstein.	(29)

(j)	Amendment to Amended and Restated Employment Agreement, dated as of December 23, 2009, by and between Hollywood Media Corp. and Laurie S. Silvers.	(30)

(k)	Amendment No. 2 to Amended and Restated Employment Agreement, dated as of May 13, 2011 by and between Hollywood Media Corp. and Mitchell Rubenstein	(40)

(l)	Amendment No. 2 to Amended and Restated Employment Agreement, dated as of May 13, 2011 by and between Hollywood Media Corp. and Laurie S. Silvers.	(41)

(m)	Amended and Restated Employment Agreement, dated as of August 9, 2006, by and between Hollywood Media Corp. and Scott Gomez.	(16)

10.3	Agreement for the Sale and Purchase of CinemasOnline Limited, dated November 22, 2005, by and between Mitchell Clifford Cartwright and Cinemasource UK Limited.	(18)

10.4	Note Purchase Agreement, dated as of November 22, 2005, by and among Hollywood Media Corp. and each of the Purchasers, including the forms of Notes and Warrants issued to the Purchasers and the form of registration rights agreement.	(19)

10.5	Registration Rights Agreement dated November 23, 2005 by and among Hollywood Media Corp. and the investors signatory thereto.	(20)

10.6	Letter agreements dated March 15, 2006, by and between Hollywood Media Corp. and each of the holders of its 8% Senior Unsecured Notes dated November 23, 2005.	(21)

10.7	Form of Common Stock Purchase Warrants dated March 15, 2006, issued to the Holders of Hollywood Media Corp.’s 8% Senior Unsecured Notes dated November 23, 2005.	(22)

10.8	Stock Purchase Agreement, dated as of August 25, 2006, by and between The New York Times Company and Hollywood Media Corp.	(23)

10.9	Asset Purchase Agreement, dated as of February 1, 2007, by and among Theatre Direct NY, Inc., Showtix LLC and each of the members of Showtix LLC.	(24)

10.10	Asset Purchase Agreement, dated as of August 24, 2007, by and among Hollywood Media Corp., Showtimes.com, Inc. Brett West and West World Media, LLC.	(25)

10.11	Purchase Agreement dated as of August 21, 2008, between Hollywood Media Corp. and R&S Investments, LLC.	(26)

10.12	Transition Services Agreement dated as of August 21, 2008 between Hollywood Media Corp., Hollywood.com, LLC and Totally Hollywood TV, LLC.	(27)

10.13	Amendment to Purchase Agreement dated September 30, 2009 between Hollywood Media Corp. and R&S Investments, LLC.	(31)

10.14	Escrow Agreement, dated as of December 22, 2009, by and between Hollywood Media Corp., Key Brand Entertainment Inc. and The Bank of New York Mellon.	(28)

10.15	Second Lien Credit, Security and Pledge Agreement, dated as of December 15, 2010, by and among Key Brand Entertainment Inc., Theatre Direct NY, Inc. and Hollywood Media Corp.	(33)

10.16	Subordination and Intercreditor Agreement, dated as of December 15, 2010, by and among JPMorgan Chase Bank, N.A., Hollywood Media Corp. and Key Brand Entertainment Inc.	(34)

10.17	Warrant to Purchase Shares of Common Stock of Theatre Direct NY, Inc. dated December 15, 2010	(35)

10.18	Agreement, dated as of October 7, 2010, among Hollywood Media Corp. and Baker Street Capital L.P., Baker Street Capital Management, LLC and Vadim Perelman	(37)

10.19	Indemnification Agreement, dated as of February 2, 2011, between Hollywood Media Corp. and R&S Investments, LLC	(42)

10.20	Project Hollywood LLC Limited Liability Company Agreement dated October 27, 2011, between Hollywood Media Corp. and Baseline Holdings LLC.	(43)

10.21	Amendment No. 1 to Second Lien Credit, Security and Pledge Agreement, dated as of April 22, 2012, by and among Key Brand Entertainment Inc., Theatre Direct NY, Inc., and Hollywood Media Corp.	(46)

10.22	Amendment No. 1 to Subordination and Intercreditor Agreement, dated as of April 22, 2012, among JPMorgan Chase Bank, N.A., Hollywood Media Corp., and Key Brand Entertainment Inc.	(47)

21.1	Subsidiaries of Hollywood Media.	*

23.1	Consent of Kaufman, Rossin & Co., P.A. Independent Registered Public Accounting Firm.	*

31.1	Certification of Chief Executive Officer (principal executive officer) pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.	*

31.2	Certification of Chief Accounting Officer (principal financial and accounting officer) pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.	*

31.3	Certification of Chief Executive Officer (principal executive officer) pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.	**

31.4	Certification of Chief Accounting Officer (principal financial and accounting officer) pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.	**

32.1	Certification of Chief Executive Officer (principal executive officer) pursuant to 18 U.S.C. 1350.	*

32.2	Certification of Chief Accounting Officer (principal financial and accounting officer) pursuant to 18 U.S.C. 1350.	*

99.1	Assignment of General Partnership Interest, effective as of December 30, 2011, by and between The Estate of Martin H. Greenberg and Hollywood Media Corp.	(44)

101***	The following financial information from Hollywood Media Corp.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009, and (v) Notes to Consolidated Financial Statements.	+

*	Previously filed as an exhibit to the Annual Report on Form 10-K filed with the SEC on April 16, 2012 which is being amended hereby.

**	Filed herewith as an exhibit to this Form 10-K/A Amendment No. 1 to Form 10-K.

***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

+	Previously submitted electronically with the Annual Report on Form 10-K filed with the SEC on April 16, 2012 which is being amended hereby.

(1)	Incorporated by reference from Exhibit 3.1 filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2000 (File/Film No.: 001-14332/1591887) filed April 2, 2001.

(2)	Incorporated by reference from Exhibit 3.1 filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File/Film No.: 001-14332/041147084) filed November 15, 2004.

(3)	Incorporated by reference from Exhibit 3.1 filed with Hollywood Media’s Current Report on Form 8-K (File/Film No.: 001-14332/061074750) filed on September 5, 2006.

(4)	Incorporated by reference from the exhibit filed with Hollywood Media’s Registration Statement on Form SB-2 (No. 33-69294).

(5)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K (File/Film No.: 001-14332/99731206) filed on October 20, 1999.

(6)	Incorporated by reference from Exhibit 10.1 filed with Hollywood Media’s Current Report on Form 8-K (File/Film No.: 001-14332/02852890) filed on December 10, 2002.

(7)	Incorporated by reference from Exhibit 4.1 filed with Hollywood Media’s Current Report on Form 8-K (File/Film No.: 001-14332/061074750) filed on September 5, 2006.

(8)	Incorporated by reference from Exhibit 10.1(e) filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 1999 (File/Film No.: 001-14332/589848) filed March 31, 2000.

(9)	Incorporated by reference from Appendix B to Hollywood Media’s Proxy Statement filed on November 13, 2003 for its 2003 Annual Meeting of Shareholders (File/Film No.: 001-14332/03997569).

(10)	Incorporated by reference from Appendix C to Hollywood Media’s Proxy Statement filed on November 13, 2003 for its 2003 Annual Meeting of Shareholders (File/Film No.: 001-14332/03997569).

(11)	Incorporated by reference from Appendix B to Hollywood Media’s Proxy Statement filed on November 4, 2004 for its 2004 Annual Meeting of Shareholders (File/Film No.: 001-14332/041120579).

(12)	Incorporated by reference from Exhibits 10.1 through 10.4 filed with Hollywood Media’s Current Report on Form 8-K (File/Film No.: 001-14332/041034809) filed on September 17, 2004.

(13)	Incorporated by reference from Exhibit 10.5 filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File/Film No.: 001-14332/051011105) filed on August 9, 2005.

(14)	Incorporated by reference from Exhibit 10.1 filed with Hollywood Media’s Current Report on Form 8-K (File/Film No.: 001-14332/081272762 ) filed on December 29, 2008.

(15)	Incorporated by reference from Exhibit 10.2 filed with Hollywood Media’s Current Report on Form 8-K (File/Film No.: 001-14332/081272762 ) filed on December 29, 2008.

(16)	Incorporated by reference from Exhibit 10.3 filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File/Film No.: 001-14332/061018473) filed on August 9, 2006.

(17)	Incorporated by reference from Exhibit 10.1 filed with Hollywood Media’s Current Report on Form 8-K (File/Film No.: 001-14332/051227203) filed on November 28, 2005.

(18)	Incorporated by reference from Exhibit 10.2 filed with Hollywood Media’s Current Report on Form 8-K (File/Film No.: 001-14332/051227203) filed on November 28, 2005.

(19)	Incorporated by reference from Exhibit 10.3 filed with Hollywood Media’s Current Report on Form 8-K (File/Film No.: 001-14332/051227203) filed on November 28, 2005.

(20)	Incorporated by reference from Exhibit 4.6 filed with Hollywood Media’s Registration Statement on Form S-3 (No. 333-130903).

(21)	Incorporated by reference from Exhibit 10.1 filed with Hollywood Media’s Current Report on Form 8-K (File/Film No.: 001-14332/06692013) filed on March 16, 2006.

(22)	Incorporated by reference from Exhibit 10.2 filed with Hollywood Media’s Current Report on Form 8-K (File/Film No.: 001-14332/06692013) filed on March 16, 2006.

(23)	Incorporated by reference from Exhibit 10.1 filed with Hollywood Media’s Current Report on Form 8-K (File/Film No.: 001-14332/061057226) filed on August 28, 2006.

(24)	Incorporated by reference from Exhibit 10.1 filed with Hollywood Media’s Current Report on Form 8-K (File/Film No.: 001-14332/07582532) filed on February 6, 2007.

(25)	Incorporated by reference from Exhibit 10.1 filed with Hollywood Media’s Form 8-K (File/Film No.: 001-14332/071092197) filed on August 30, 2007.

(26)	Incorporated by reference from Exhibit 10.1 filed with Hollywood Media’s Form 8-K (File/Film No.: 001-14332/081040550) filed on August 27, 2008.

(27)	Incorporated by reference from Exhibit 10.2 filed with Hollywood Media’s Form 8-K (File/Film No.: 001-14332/081040550) filed on August 27, 2008.

(28)	Incorporated by reference from Exhibit 2.2 filed with Hollywood Media Corp’s Form 8-K (File/Film No.: 001-14332/ 091262820) filed on December 29, 2009.

(29)	Incorporated by reference from Exhibit 10.1 filed with Hollywood Media Corp’s Form 8-K (File/Film No.: 001-14332/ 091262820) filed on December 29, 2009.

(30)	Incorporated by reference from Exhibit 10.2 filed with Hollywood Media Corp’s Form 8-K (File/Film No.: 001-14332/ 091262820) filed on December 29, 2009.

(31)	Incorporated by reference from Exhibit 10.1 filed with Hollywood Media Corp’s Form 8-K (File/Film No.: 001-14332/ 091106205) filed on October 5, 2009.

(32)	Incorporated by reference from Annex A to Hollywood Media’s Definitive Proxy Statement filed on October 20, 2010 for the Special Meeting of Shareholders held on December 10, 2010 (File/Film No.: 001-14332/101133393).

(33)	Incorporated by reference from Exhibit 10.1 filed with Hollywood Media’s Form 8-K (File/Film No.: 001-14332/101255059) filed December 16, 2010.

(34)	Incorporated by reference from Exhibit 10.2 filed with Hollywood Media’s Form 8-K (File/Film No.: 001-14332/101255059) filed December 16, 2010.

(35)	Incorporated by reference from Exhibit 10.3 filed with Hollywood Media’s Form 8-K (File/Film No.: 001-14332/101255059) filed December 16, 2010.

(36)	Incorporated by reference from Exhibit 4.1 filed with Hollywood Media’s Form 8-K (File/Film No.: 001-14332/ 11528851) filed January 14, 2011.

(37)	Incorporated by reference from Exhibit 10.1 filed with Hollywood Media’s Form 8-K (File/Film No.: 001-14332/ 11528851) filed January 14, 2011.

(38)	Incorporated by reference from Exhibit 4.1 filed with Hollywood Media’s Form 8-K (File/Film No.: 001-14332/ 111073694) filed September 2, 2011.

(39)	Incorporated by reference from Exhibit 4.1 filed with Hollywood Media’s Form 8-K (File/Film No.: 001-14332/ 111095802) filed September 16, 2011.

(40)	Incorporated by reference from Exhibit 10.1 filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File/Film No.: 001-14332/ 11847554) filed May 16, 2011.

(41)	Incorporated by reference from Exhibit 10.2 filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File/Film No.: 001-14332/ 11847554) filed May 16, 2011.

(42)	Incorporated by reference from Exhibit 10.20 filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2010 (File/Film No.: 001-14332/ 11760405) filed April 14, 2011.

(43)	Incorporated by reference from Exhibit 10.1 filed with Hollywood Media’s Form 8-K (File/Film No.: 001-14332/ 111163361) filed October 28, 2011.

(44)	Incorporated by reference from Exhibit 99.1 filed with Hollywood Media’s Form 8-K (File/Film No.: 001-14332/ 12599088) filed February 13, 2012.

(45)	Incorporated by reference from Exhibit 2.1 filed with Hollywood Media’s Form 8-K (File/Film No.: 001-14332/ 12777791) filed April 25, 2012.

(46)	Incorporated by reference from Exhibit 10.1 filed with Hollywood Media’s Form 8-K (File/Film No.: 001-14332/ 12777791) filed April 25, 2012.

(47)	Incorporated by reference from Exhibit 10.2 filed with Hollywood Media’s Form 8-K (File/Film No.: 001-14332/ 12777791) filed April 25, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLYWOOD MEDIA CORP.
Date: April 30, 2012
	By:	/s/ Mitchell Rubenstein
Mitchell Rubenstein, Chairman of the Board and Chief Executive Officer