Form 10-Q
period 2012-03-31
HOLLYWOOD MEDIA CORP
filed 2012-05-15
CIK 912544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes ☐ No ☒

As of May 14, 2012, there were 23,179,066 shares of the registrant’s common stock, $.01 par value, outstanding.

HOLLYWOOD MEDIA CORP.

Table of Contents

		Page(s)

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of March 31, 2012
	(unaudited) and December 31, 2011	3

	Condensed Consolidated Statements of Operations (unaudited) for the
	Three Months ended March 31, 2012 and 2011	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the
	Three Months ended March 31, 2012 and 2011	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6-18

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19-30

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	31

ITEM 4.	CONTROLS AND PROCEDURES	31-32

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	33

ITEM 1A.	RISK FACTORS	33

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	33-34

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	34

ITEM 4.	MINE SAFETY DISCLOSURES	34

ITEM 5.	OTHER INFORMATION	34

ITEM 6.	EXHIBITS	35

[2]

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,359,481	$3,717,599
Receivables, net	300,753	229,365
Prepaid expenses	490,585	594,370
Other receivables	25,227	24,848
Related party receivable	518,734	521,497
Current portion of deferred compensation	430,000	430,000
Total current assets	5,124,780	5,517,679

PROPERTY AND EQUIPMENT, net	288,264	307,390
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED INVESTEES	1,514,438	1,573,325
INTANGIBLE ASSETS, net	15,008	17,116
GOODWILL	9,800,000	9,800,000
OTHER ASSETS	58,428	58,628
DEFERRED COMPENSATION, less current portion	841,151	948,651
TOTAL ASSETS	$17,642,069	$18,222,789

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$461,515	$403,743
Accrued expenses and other	785,981	890,881
Deferred revenue	620,623	706,432
Customer deposits	428,523	427,331
Current portion of capital lease obligations	19,506	21,829
Total current liabilities	2,316,148	2,450,216

CAPITAL LEASE OBLIGATIONS, less current portion	14,282	16,203
OTHER DEFERRED LIABILITY	37,058	42,514
DEFERRED REVENUE	21,622	48,358
DERIVATIVE LIABILITIES	1,090,000	1,090,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized;23,179,066 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	231,791	231,791
Additional paid-in capital	293,616,319	293,616,319
Accumulated deficit	(279,685,151)	(279,272,612)
Total shareholders’ equity	14,162,959	14,575,498
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,642,069	$18,222,789

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

[3]

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2012	2011

NET REVENUES	$709,875	$970,873

OPERATING COSTS AND EXPENSES
Editorial, production, development and technology	448,821	626,416
Selling, general and administrative	642,892	1,300,870
Payroll and benefits	551,147	1,016,991
Depreciation and amortization	42,637	74,806

Total operating costs and expenses	1,685,497	3,019,083

Loss from operations	(975,622)	(2,048,210)

EARNINGS OF UNCONSOLIDATED INVESTEES	71,797	64,101

OTHER INCOME
Interest, net	253,037	269,101
Other, net	40,732	1,709

Loss from continuing operations	(610,056)	(1,713,299)

Income from discontinued operations	197,517	109,442

Net loss	(412,539)	(1,603,857)

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	(7,071)

Net loss attributable to Hollywood Media Corp.	$(412,539)	$(1,610,928)

Basic and diluted income (loss) per common share
Continuing operations	$(0.03)	$(0.06)
Discontinued operations	0.01	0.00
Total basic and diluted net loss per share	$(0.02)	$(0.06)

Weighted average common and common equivalent
shares outstanding – basic and diluted	23,179,066	28,067,957

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of operations.

[4]

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(412,539)	$(1,603,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations	(197,517)	(109,442)
Depreciation and amortization	42,637	74,806
Amortization of deferred compensation costs - officers	107,500	18,849
Equity in (earnings) of unconsolidated investees, net of distributions or dividends	(2,228)	(63,125)
Recovery (provision) for bad debts	33,766	(42,003)

Changes in assets and liabilities:
Receivables	(105,154)	115,584
Prepaid expenses	103,785	257,271
Other receivables	(379)	(109,567)
Related party receivable	105,884	52,584
Other assets	200	1,480
Accounts payable	57,772	98,253
Accrued expenses and other	(106,904)	(363,425)
Deferred revenue	(112,545)	(49,326)
Customer deposits	1,192	(152,884)
Other deferred liability	(5,456)	(10,308)
Net cash used in operating activities	(489,986)	(1,885,110)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16,890)	(29,011)
Acquisition of intangible assets	-	(25,300)
Net proceeds (expenditures) from sale of assets and businesses	155,511	(5,454,522)
Net cash provided by (used in) investing activities	138,621	(5,508,833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under capital lease obligations	(6,753)	(17,500)
Repayments of notes payable	-	(1,138)
Purchase of tendered common stock	-	(16,400,000)
Net cash used in financing activities	(6,753)	(16,418,638)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(358,118)	(23,812,581)

CASH AND CASH EQUIVALENTS, beginning of period	$3,717,599	$29,406,063

CASH AND CASH EQUIVALENTS, end of period	$3,359,481	$5,593,482

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
Interest paid	$2,154	$3,684
Income taxes paid	$38,000	$73,025

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

[5]

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)	BASIS OF PRESENTATION AND CONSOLIDATION:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by Hollywood Media Corp. (“Hollywood Media”, “our” or “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The accompanying financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly Hollywood Media’s condensed consolidated financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2012 and the cash flows for the three months ended March 31, 2012 are not necessarily indicative of the results of operations or cash flows for the remainder of 2012. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2011, as amended, as filed with the Securities and Exchange Commission.

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

The weighted average number of common shares issuable upon conversion of convertible securities and upon exercise of outstanding options and warrants totaled 75,000 shares for the three months ended March 31, 2012 and such shares were excluded from the calculation of basic and diluted loss per share for the three months ended March 31, 2012, because their impact was anti-dilutive to the loss per share from continuing operations. Unvested shares are not included in the basic calculation until vesting occurs and are not included in the diluted calculation because they are anti-dilutive. There were no unvested shares as of March 31, 2012 and 2011, respectively.

[6]

	For the Three Months
	Ended March 31,
	2012	2011

Basic weighted average shares outstanding	23,179,066	28,067,957
Effect of dilutive unvested restricted stock	-	-
Dilutive weighted average shares outstanding	23,179,066	28,067,957

Options to purchase shares of Common Stock and other stock-based awards outstanding which are not included in the calculation of diluted income (loss) per share because their impact is anti-dilutive	75,000	85,435

Receivables

Receivables consist of unsecured amounts due from customers who have advertised on plasma TV displays, posters, brochures and websites in the Company’s UK business and amounts due from publishers relating to signed contracts in connection with the Company’s Intellectual Property business, to the extent that the earnings process is complete and amounts are realizable.

Allowance for Doubtful Accounts

Hollywood Media maintains an allowance for doubtful accounts for estimated losses (“Allowance”) resulting from the inability of its customers to make required payments. The Company’s accounting for doubtful accounts contains uncertainty because management must use judgment to assess the estimated collectability of these accounts. When preparing these estimates, management considers a number of factors, including the aging of customers’ accounts, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The Allowance was $236,561 and $240,048 at March 31, 2012 and December 31, 2011, respectively. The Allowance is primarily attributable to receivables due from customers of the United Kingdom based companies CinemasOnline Limited, UK Theatres Online Limited, WWW.CO.UK Limited and Spring Leisure Limited (collectively known as “CinemasOnline”). Although the Company believes its Allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, additional Allowances may be required and the additional Allowances could materially impact the Company’s condensed consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions within the U.K.

Segment Information

ASC Topic No. 280, “Segment Reporting”, establishes standards for reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. ASC Topic No. 280 has been applied to the information appearing in Note 6.

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

[7]

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-4, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU represents the converged guidance of the FASB and the IASB ("the Boards") on fair value measurement. The collective efforts of the Boards and their staffs have resulted in common requirements, including a consistent meaning of the term "fair value." The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The ASU is effective during interim and annual periods beginning after December 15, 2011 and its adoption did not have a material effect on the Company’s consolidated financial statements.

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

Pursuant to the Purchase Agreement, at the closing of the Broadway Sale, (a) Hollywood Media received (i) $20,530,102 in cash (including $530,102 pursuant to the estimated working capital adjustment described in the Purchase Agreement), (ii) a $8,500,000 note (“the Loan”) from Key Brand pursuant to a Second Lien, Security and Pledge Agreement, dated as of December 15, 2010 (the “Credit Agreement”), pursuant to which Key Brand is obligated to pay Hollywood Media interest at a rate of 12% per annum, with the loan maturing on December 15, 2015, which Loan is secured on a second lien basis by all stock and assets of Theatre Direct and its subsidiaries, and (iii) a warrant to purchase 5% of the outstanding shares of common stock of Theatre Direct as of the closing date on a fully diluted basis at an exercise price of $.01 per share (the “Warrant”), and (b) Key Brand assumed $1,600,000 of liabilities associated with employment agreements with certain employees of Theatre Direct. In addition, Hollywood Media is entitled to receive earn-out payments (“the Earn-out”) of up to $14,000,000 contingent upon Theatre Direct and its subsidiaries achieving certain revenue targets during the period from the closing date through the end of the 10th full fiscal year following the closing date as set forth in the Purchase Agreement. On April 22, 2012, the Company entered into Amendment No. 4 (the "Amendment") to the Broadway Sale Purchase Agreement which entitled the Company to receive an earn-out payment of $7,000,000 on or before October 1, 2012 (regardless of the actual revenues of Theatre Direct and its subsidiaries) and up to an additional $7,000,000 of earn-out payments contingent upon Theatre Direct and its subsidiaries achieving $123 million in revenue (excluding revenue from "group sales") during any annual period from July 1, 2011 through June 30, 2021 (provided that if such earn-out payment is earned based on revenues of Theatre Direct and its subsidiaries for the period from July 1, 2011 to June 30, 2012, then such earn-out payment will (i) be added to the principal amount of the $8.5 million loan due the Company under the Credit Agreement, (ii) accrue and be paid interest in accordance with the Credit Agreement, and (iii) be paid over the then remaining term of the Credit Agreement in equal quarterly installments). See Note 10 for revisions to the earn-out payments. Hollywood Media will record a gain on the loan and earn-out upon collection of consideration. The Warrant will be marked to market each reporting period to reflect changes in fair value. Hollywood Media received a payment of $257,833 and $255,000 of interest from Key Brand during the three months ended March 31, 2012 and 2011, respectively, in accordance with the terms of the Loan which was included in “Interest, net” in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2012.

[8]

After the closing date of the sale of Theatre Direct pursuant to the Purchase Agreement, Hollywood Media delivered on March 14, 2011 to Key Brand a closing statement setting forth Hollywood Media’s calculation of Theatre Direct’s working capital as of the closing date determined in the manner described in the Purchase Agreement. Pursuant to the closing statement, Hollywood Media accrued $3,702,620 as a working capital adjustment as of December 31, 2010 under the agreement which included $530,102 related to the estimated working capital delivered at closing by Key Brand. The working capital adjustment of $3,734,106 was paid on March 22, 2011 and included $31,486 of interest which is included in “Gain on sale of discontinued operations, net of income taxes” in the accompanying condensed consolidated statements of operations for the three months ending March 31, 2011.

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

Hollywood.com Business

On August 21, 2008, Hollywood Media entered into a purchase agreement with R&S Investments, LLC (“R&S Investments”) for the sale of Hollywood Media’s subsidiaries Hollywood.com, Inc. and Totally Hollywood TV, LLC (collectively, the “Hollywood.com Business”). R&S Investments is owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Laurie S. Silvers, Hollywood Media’s President and Vice-Chairperson of the Board. Pursuant to the purchase agreement, Hollywood Media sold the Hollywood.com Business to R&S Investments for a potential purchase price of $10,000,000 cash, which includes $1,000,000 that was paid to Hollywood Media at closing and potential earn-out payments totaling $9,000,000, of which $1,892,692 has been paid as of March 31, 2012. Hollywood Media recognized $197,517 and $151,956 in earn-out gain during the three months ended March 31, 2012 and 2011, respectively, which is included in “Income from discontinued operations” in our accompanying condensed consolidated statements of operations. Hollywood Media does not have a significant continuing involvement in the Hollywood.com Business operations.

[9]

The earn-out payments equal the greater of 10 percent of gross collected revenue and 90 percent of EBITDA (as defined in the purchase agreement) for the Hollywood.com Business until the earn-out is fully paid. The Company considers the remaining potential earn-out payments to be contingent consideration and non-recourse. Thus, the Company will not record a receivable and any corresponding gain until the contingencies have been met. The Company will estimate an appropriate reserve for at-risk amounts, if necessary, at the time that any accounts receivable are recorded. As of March 31, 2012, there remains $7,107,308 in potential earn-out payments. Hollywood Media has received the earn-out monies in accordance with the payment terms.

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

(4)	PURCHASE OF COMMON STOCK TENDERED:

On February 25, 2011, Hollywood Media announced the final results of a tender offer to purchase up to 8,000,000 shares of its common stock at a price of $2.05 per share (less any applicable withholding taxes and without interest) which tender offer expired on February 18, 2011. Hollywood Media accepted 8,000,000 shares for purchase for a total cost of approximately $16,400,000. The number of shares properly tendered was 24,157,429. Accordingly, payment was made for approximately 33% of the tendered shares, and the rest of the tendered shares were withdrawn from the tender offer. Immediately following the purchase of the tendered shares, Hollywood Media had 23,179,066 shares of common stock outstanding. During the three months ended March 31, 2012, Hollywood Media did not repurchase shares of its common stock.

(5)	FAIR VALUE MEASUREMENTS:

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

[10]

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

Compensation Liabilities

On December 29, 2009, the Company and Mitchell Rubenstein and Laurie S. Silvers entered into amended and restated employment agreements which include a compensation arrangement that includes the right for each to receive 5% of all of the distributions that the Company receives from its interest in MovieTickets.com which includes 5% to each of all proceeds received by the Company from either dividends or from the sale of all or any portion of MovieTickets.com.  The fair value of this liability, which was initially measured on March 15, 2011, the date that the compensation arrangement was effective, is recorded in “Derivative Liabilities”, with any changes in the fair value recorded in “Other, net” in the accompanying consolidated statement of operations. At March 31, 2012, the fair value of the derivative liability was $1,090,000.

Warrant

In conjunction with the Broadway Sale, the Company received a warrant (initially valued at zero) to purchase 5% of the outstanding shares of common stock of Theatre Direct, which can only be exercised upon a Conversion Event, as defined, and which also contains a put option that allows the Company, after the seventh anniversary of the issue date, to put the warrant to Key Brand for the greater of fair market value of the shares or $1.0 million.  The warrant is revalued on a recurring basis. After estimating future cash flows adjusted for risk factors it was determined that the fair value was zero at March 31, 2012.

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

[11]

The following table presents the Company’s derivative liabilities and warrant on a recurring basis and the Company’s goodwill on a non-recurring basis within the fair value hierarchy utilized to measure fair value as of March 31, 2012:

	Level 1	Level 2	Level 3

Derivative liabilities – March 31, 2012	-0-	-0-	$1,090,000

Warrant – March 31, 2012	-0-	-0-	-0-

Goodwill – March 31, 2012	-0-	-0-	$9,800,000

There were no transfers between the levels of the fair value hierarchy during the quarter ended March 31, 2012.

The following table presents a reconciliation of the compensation derivative liabilities measured at fair value on a recurring basis using significant unobservable input (Level 3) from December 31, 2011 to March 31, 2012:

Compensation
derivative
liabilities

Balance at December 31, 2011	$1,090,000
Payment to officers	-
Change in fair value included in earnings	-
Balance at March 31, 2012	$1,090,000

(6)	SEGMENT REPORTING:

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

The Intellectual Properties segment owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses across all media. This segment also includes Tekno Books, a book development business.

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

[12]

The following table illustrates the financial information regarding Hollywood Media’s reportable segments.

	Three months ended March 31,
	2012	2011
	(unaudited)	(unaudited)
Net Revenues:
Ad Sales	$533,041	$742,225
Intellectual Properties	176,834	228,648
Other	-	-
	$709,875	$970,873

Operating Income (Loss):
Ad Sales	$(86,191)	$8,786
Intellectual Properties	18,905	14,237
Other	(908,336)	(2,071,233)
	$(975,622)	$(2,048,210)

Capital Expenditures:
Ad Sales	$-	$-
Intellectual Properties	-	-
Other	16,890	29,011
	$16,890	$29,011

Depreciation and Amortization Expense:
Ad Sales	$5,043	$17,157
Intellectual Properties	1,112	164
Other	36,482	57,485
	$42,637	$74,806

	March 31,	December 31,
	2012	2011
	(unaudited)
Segment Assets:
Ad Sales	$10,704,398	$10,607,682
Intellectual Properties	1,106,322	1,201,695
Other	5,831,349	6,413,412
	$17,642,069	$18,222,789

(7)	CERTAIN COMMITMENTS AND CONTINGENCIES:

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

[13]

The amended complaint alleges that AMC has breached and continues to breach the MovieTickets.com Joint Venture Agreement, which obligates AMC to exclusively provide its ticket inventory to MovieTickets.com, and has breached its contractual and common law duties of good faith, fair dealing, and loyalty with respect to MovieTickets.com and its joint venturers, Hollywood Media and National Amusements, Inc., as a result of various actions by AMC. The amended complaint contends that when AMC’s demands for greater control and a larger share of MovieTickets.com were not met, AMC breached and continues to breach the MovieTickets.com Joint Venture Agreement, which obligates AMC to exclusively provide its ticket inventory to MovieTickets.com. The amended complaint further specifies breaches by AMC of its contractual and common law duties of good faith, fair dealing, and loyalty and violations of Florida’s Deceptive and Unfair Trade Practices Act. Among other things, the plaintiffs allege in the amended complaint that AMC used its inside position with MovieTickets.com and access to MovieTickets.com’s proprietary information in order to advance AMC’s own goals in contravention of its duty of loyalty to the joint venture and to the detriment of MovieTickets.com.

Hollywood Media and the other plaintiffs have asked for a jury trial and are seeking unspecified consequential damages and have reserved the right to seek punitive damages.  Hollywood Media and the other plaintiffs also are seeking a declaratory judgment that AMC is obligated to make available on MovieTickets.com’s website AMC’s ticket inventory for sale on an exclusive basis and to honor its’ contractual and common law fiduciary duties of good faith and loyalty. Discovery is proceeding.

Hollywood Media is from time to time party to various legal proceedings, including matters arising in the ordinary course of business.  Currently, the Company is unaware of any actual or threatened litigation against it.

(8)	MOVIETICKETS.COM:

Hollywood Media owns 26.2% of the equity in MovieTickets.com, Inc. as of March 31, 2012 and shares in 26.2% of the income or losses generated by the joint venture.  This investment is recorded under the equity method of accounting, recognizing 26.2% of ownership of MovieTickets.com income or loss as “Equity in Earnings of Unconsolidated Investees” in the accompanying consolidated balance sheets.

Hollywood Media recorded its 26.2% share of net income or $48,919 and $63,458 under “Earnings of unconsolidated investees” in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2012 and 2011, respectively. On July 18, 2011 MovieTickets.com declared a dividend of $4,000,000. Hollywood Media received its 26.2% pro rata share of such dividend, amounting to $1,048,875 on July 19, 2011, which reduced the Company’s investment in MovieTickets.com as the dividend did not exceed the amount of the Company’s investment. Hollywood Media distributed on July 19, 2011 $52,444 of such dividend distribution, representing 5% of Hollywood Media’s share of the dividends, to each of Mr. Rubenstein and Ms. Silvers in accordance with their amended and restated employment agreements dated December 23, 2009. Other than the July 18, 2011 dividend discussed above, there were no dividends declared or received during the three months ended March 31, 2012 or during the year ended December 31, 2011. For a description of the amended and restated employment agreements to Mr. Rubenstein and Ms. Silvers, see Note 9, “Related Party Transactions” to these unaudited condensed consolidated financial statements.

[14]

(9)	RELATED PARTY TRANSACTIONS:

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

Distributions of $176,866 and $130,683 from Project Hollywood to Hollywood Media reduced Hollywood Media’s investment in Project Hollywood during the year ended December 31, 2011 and quarter ended March 31, 2012, respectively.

Hollywood Media recorded $197,517 in earn-out gain from R&S Investments, LLC during the three months ending March 31, 2012 which is included in “Income from discontinued operations” recorded in the accompanying condensed consolidated statement of operations. As of March 31, 2012, the Company has $518,734 included in “Related party receivable” in our accompanying consolidated balance sheet which consisted of $413,359 in earn-out receivable, $61,115 in distributions receivable from Project Hollywood, $40,779 in expense reimbursements from R&S Investments and $3,481 for an expense reimbursement receivable from MovieTickets.com. Subsequent to March 31, 2012, Hollywood Media received such earn-out amounts and expense reimbursements in accordance with the payment terms.

Hollywood Media recorded $151,956 in earn-out gain from R&S Investments, LLC during the three months ending March 31, 2011 which is included in “Income from discontinued operations” recorded in the accompanying condensed consolidated statement of operations. As of December 31, 2011, the Company has $521,497 included in “Related party receivable” in our accompanying consolidated balance sheet which consisted of $371,353 in earn-out receivable, $105,561 in distributions receivable from Project Hollywood, $36,106 in expense reimbursements from R&S Investments, $5,904 for an expense reimbursement receivable from MovieTickets.com and $2,576 for a combined receivable from Mr. Rubenstein and Ms. Silvers.

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

[15]

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

The Amendments to Employment Agreements also provide that if Mr. Rubenstein and/or Ms. Silvers, continue to be employed by Hollywood Media on the first anniversary (Sale Anniversary) of the sale of Theatre Direct (or if such employment is terminated on or before the Sale Anniversary by Hollywood Media without “cause” or by Mr. Rubenstein and/or Ms. Silvers, as applicable, for “good reason”), and Hollywood Media receives payments from the buyer of Theatre Direct under either i) the Promissory Note or ii) an earn-out provision (Earn-out), they may be entitled to their Deferred Change in Control Payments. Specifically, up to one-half of the Deferred Change in Control Payments would be due upon collections under the Promissory Note, on a pro-rata basis, and up to one-half of the Deferred Change in Control Payments would be due upon certain collections of the Earn-out, on a pro-rata basis. These amounts will be due to Mr. Rubenstein, Ms. Silvers and/or their heirs regardless of whether or not Mr. Rubenstein and/or Ms. Silvers continue in the employment of Hollywood Media after the Sale Anniversary. The Deferred Change in Control Payments would be due according to the following schedule:

•	Mr. Rubenstein will be entitled to:

•	4.76% of all payments of principal and interest received by Hollywood Media on account of the Promissory Note (for a maximum amount of $407,201, of which a total of $63,657 has been paid to Mr. Rubenstein), and

•	5.79% of the first $7 million of Earn-out payments received by Hollywood Media (for a maximum amount of $405,300).

[16]

•	Ms. Silvers will be entitled to:

•	1.94% of all payments of principal and interest received by Hollywood Media on account of the Promissory Note (for a maximum amount of $166,989 of which a total of $25,944 has been paid to Ms. Silvers), and

•	2.36% of the first $7 million of Earn-out payments received by Hollywood Media (for a maximum amount of $165,200).

From time to time the Company’s Compensation Committee may award discretionary bonuses to Mr. Rubenstein and Ms. Silvers based on their service or performance to the Company.

(10)	SUBSEQUENT EVENTS:

Amendment to the Broadway Sale Purchase Agreement

On April 22, 2012, the Company entered into the Amendment to the Broadway Sale Purchase Agreement. Pursuant to the Amendment, the Company consented to the contribution of the “group sales” business (but not the Broadway.com consumer ticketing business) owned by Key Brand to a newly formed joint venture (the “Group Sales JV”; such contribution, the “Group Sales Contribution”). The balance of the business sold to Key Brand under the terms of the Purchase Agreement, which includes Broadway.com, remains at Key Brand and Theatre Direct. As part of the Amendment, Key Brand agreed to pay the first $7 million earn-out amount to the Company on or before October 1, 2012 regardless of the actual revenues of Theatre Direct and its subsidiaries for the fiscal year of Key Brand ending June 30, 2012. The $7 million earn-out amount agreed to by Key Brand will be recorded upon collection of the amount. In addition, the revenue calculation for the second $7 million earn-out amount (the “Second Earn-out”) was modified to exclude “group sales” (and the revenues of the new joint venture conducting such business) and the target for such second earn-out was reduced from $150 million to $123 million accordingly. Lastly, if the Second Earn-out amount is earned in Key Brand’s fiscal year ending June 30, 2012, then such amount would be added to the principal amount of the $8.5 million loan due the Company under the Credit Agreement, would accrue and be paid interest in accordance with such loan, and be paid over the then remaining term of the Credit Agreement in equal quarterly installments, in each case as further described below.

If the Second Earn-out amount is earned in any subsequent fiscal year, then such amount would be paid pursuant to the terms of the Purchase Agreement. The Company also consented to certain amendments to the Credit Agreement, including consent to the Group Sales Contribution and to provide for additional reporting requirements. The Company also agreed to amend the Subordination and Intercreditor Agreement, dated December 15, 2010 (the “Intercreditor Agreement”), among the Company, Key Brand and JPMorgan Chase Bank, N.A., as administrative agent for the senior secured lenders of Key Brand, to provide that, subject to Key Brand’s compliance with the terms and conditions of its senior secured credit agreement, Key Brand would be permitted to make scheduled quarterly installment payments of the Second Earn-out amounts prior to the maturity of the Credit Agreement, notwithstanding that the obligations under the Credit Agreement are subordinated to Key Brand’s obligations under the senior secured credit agreement.

[17]

Sale of Cinemasource UK Limited - Share Purchase Agreement

On May 1, 2012, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with Orchard Advertising Limited (“Buyer”), pursuant to which the Company sold, and Buyer purchased, the entire issued share capital of Cinemasource UK Limited (the “Purchased Shares”) which business was part of the Company’s Ad Sales division and included UK Theatres Online Limited, Spring Leisure Limited, Cinemasonline Limited and WWW.Co.UK Limited. Cinemasource UK Limited accounted for approximately 75% and 76% of net revenues for the three months ended March 31, 2012 and 2011, respectively and approximately $(12,000) and $28,000 in net income (loss) for the same periods.  Additionally, Cinemasource UK Limited accounted for approximately $600,000 of total consolidated assets as of March 31, 2012 and substantially all the deferred revenue as of March 31, 2012.

Jeffrey Spector, a director of Buyer, is also (i) a director of all four subsidiaries of Cinemasource UK Limited (UK Theatres Online Limited, Spring Leisure Limited, Cinemasonline Limited and WWW. Co.UK Limited) and (ii) an employee of one of the subsidiaries of Cinemasource UK Limited (UK Theatres Online).

Janette Erskine, a director of Buyer, is also (i) a director of three subsidiaries of Cinemasource UK Limited (UK Theatres Online Limited, Spring Leisure Limited and Cinemasonline Limited) and (ii) an employee of one of the subsidiaries of Cinemasource UK Limited (UK Theatres Online).

None of Buyer's directors, officers or shareholders are (or were ever) directors or officers of Hollywood Media.

Pursuant to the Share Purchase Agreement, the purchase price for the Purchased Shares is U.S. $250,000, payable in cash in twenty equal quarter-annual installments of $12,500 each over a period of five years. Subject to the terms and conditions of the Share Purchase Agreement, the first installment of the purchase price is due on July 31, 2012 and subsequent installments of the purchase price are due every three calendar months thereafter.

The purchase price for the Purchased Shares is collateralized by a lien on the Purchased Shares (and certain dividends, payments or other derivative assets received in respect of the Purchased Shares) pursuant to the terms of the share charge deed, dated as of May 1, 2012, between the Company and Buyer (the “Share Charge Deed”). Except as permitted by the Share Purchase Agreement, the Share Charge Deed also restricts Buyer from (i) permitting any other lien to exist against the Purchased Shares (and certain dividends, payments or other derivative assets received in respect of the Purchased Shares), (ii) selling or transferring the Purchased Shares (and certain dividends, payments or other derivative assets received in respect of the Purchased Shares), and (iii) disposing of the equity of redemption in respect of the Purchased Shares (and certain dividends, payments or other derivative assets received in respect of the Purchased Shares). In the event of (i) a transaction whereby any persons or group of persons acting in concert purchase at least 80% of the Purchased Shares or at least 80% of the issued share capital of each of the subsidiaries of Cinemasource UK Limited or Buyer or (ii) a transaction whereby any person or group of persons acting in concert purchase the whole or substantially the whole of the business and assets of Cinemasource UK Limited and its subsidiaries (each, an “Exit Event”), then (A) if the proposed purchaser in such Exit Event is a “connected person” to Buyer (as set forth in the Share Purchase Agreement) or if the aggregate consideration payable to Buyer, Cinemasource UK Limited and its subsidiaries, and/or the shareholders of Buyer in respect of an Exit Event (the “Subsequent Sale Proceeds”) exceeds the balance of the purchase price remaining to be paid by Buyer to the Company under the Share Purchase Agreement (the “Balance”), then the Balance shall become immediately payable to the Company or (B) if the proposed purchaser is not a “connected person” to Buyer and the Subsequent Sale Proceeds are less than the Balance, then Buyer will pay to The Company the amount of the Subsequent Sale Proceeds in lieu of the Balance, unless the Company requests that the Purchased Shares are transferred back to the Company (and Buyer transfers the Purchased Shares back to the Company) in satisfaction of the Balance.

[18]

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q or that are otherwise made by us or on our behalf about our financial condition, results of operations and business constitute “forward-looking statements,” within the meaning of federal securities laws. Hollywood Media Corp. (“Hollywood Media”, “our”, or “Company”) cautions readers that certain important factors may affect Hollywood Media’s actual results, levels of activity, performance or achievements and could cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements anticipated, expressed or implied by any forward-looking statements that may be deemed to have been made in this Quarterly Report on Form 10-Q or that are otherwise made by or on behalf of Hollywood Media. Without limiting the generality of the foregoing, “forward-looking statements” are typically phrased using words such as “may,” “will,” “should,” “expect,” “plans,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “pro forma” or “continue” or the negative variations thereof or similar expressions or comparable terminology. Factors that may affect Hollywood Media’s results and the market price of our common stock include, but are not limited to:

•	our continuing operating losses;

•	negative cash flows and accumulated deficit;

•	our ability to develop and maintain strategic relationships;

•	MovieTickets.com Inc.’s ability to compete with the other online movie ticketing service and other competitors, and the outcome of, and potential impact of matters relating to, the lawsuit filed by Hollywood Media, National Amusements Inc. and MovieTickets.com, Inc. against AMC Entertainment Inc. relating to MovieTickets.com (for more information about such lawsuit, see Part II, Item 1 (Legal Proceedings) of this Quarterly Report on Form 10-Q and Note 7 “Certain Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q);

•	our ability to maintain and obtain sufficient capital to finance our operations;

•	our ability to realize anticipated cost efficiencies;

•	government regulation;

•	adverse economic factors such as recession, war, terrorism, international incidents or labor strikes and disputes;

•	our ability to design, implement and maintain effective internal controls;

•	dependence on our founders;

•	the unpredictability of our stock price;

•	the possibility of our common stock being delisted from the NASDAQ Global Market and not qualifying for trading on another exchange or market (such as the NASDAQ Capital Market, the NYSE Amex (formerly the American Stock Exchange) or the over-the-counter market);

•	the possibility of not receiving payments from Key Brand Entertainment Inc. in connection with the sale of our Broadway Ticketing business pursuant to that certain Second Lien Credit Security Pledge Agreement dated as of December 15, 2010, entered into by Theatre Direct NY, Inc., Key Brand Entertainment Inc., and Hollywood Media (the “Credit Agreement”) or payment due under Amendment No. 4 (the “Amendment”) to the Broadway Sale Purchase Agreement or pursuant to the potential earn-out under that certain Stock Purchase Agreement, dated as of December 22, 2009, entered into between Hollywood Media and Key Brand Entertainment Inc. (as amended, the “Purchase Agreement”);

[19]

•	the impact of the death of Tekno Books’ former Chief Executive Partner, Dr. Martin Greenberg, on the ability of Tekno Books to maintain relationships it has with certain authors and publishers;

•	the timing and amount of the payments we receive pursuant to the Credit Agreement and the potential earn-out under the Purchase Agreement; and

•	our ability to exercise or put our warrant to purchase 5% of the outstanding shares of common stock of Theatre Direct NY, Inc. issued to us by Theatre Direct NY, Inc. pursuant to the Purchase Agreement.

Hollywood Media is also subject to other risks detailed herein, or detailed in our Annual Report on Form 10-K for the year ended December 31, 2011, as amended, and in other filings made by Hollywood Media with the Securities and Exchange Commission.

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

Overview

Until December 15, 2010, Hollywood Media was comprised of various businesses focusing primarily on online ticket sales, deriving revenue primarily from Broadway, Off-Broadway and London’s West End ticket sales to individuals and groups, as well as advertising and book development license fees and royalties. Our Broadway Ticketing business was comprised of Broadway.com, 1-800-BROADWAY, Theatre Direct and Theatre.com. On December 15, 2010, we completed the sale of our Broadway Ticketing Business through the sale of all of the outstanding capital stock of Theatre Direct to Key Brand, as contemplated by the Purchase Agreement. Following this sale, our business segments for our continuing operations are as follows:

•	Ad Sales – includes UK Theatres Online (formerly CinemasOnline), which sells advertising on plasma TV displays throughout the U.K. and Ireland, on lobby display posters, movie brochure booklets and ticket wallets distributed in cinemas, live theater and other entertainment venues in the U.K. and Ireland. This segment also includes Hollywood Media’s 26.2% equity interest in MovieTickets.com. See Note 10 “Subsequent Events” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q for information on the Company’s sale of UK Theatres Online on May 1, 2012.

[20]

•	Intellectual Properties – owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses for book and other media. This segment includes our wholly-owned subsidiary, Tekno Books, and a book development business, and this segment does not include our 50% interest in NetCo Partners, for purposes of this discussion and analysis.

•	Other – is comprised of payroll and benefits for corporate and administrative personnel as well as other corporate-wide expenses, such as legal fees, audit fees, proxy costs, insurance, centralized information technology, and includes consulting and other fees and costs relating to compliance with the provisions of the Sarbanes-Oxley Act of 2002 that require Hollywood Media to assess and report on internal control over financial reporting, and related development of controls. This segment also includes Hollywood Media’s 21.74% equity interest in Project Hollywood, which in turn owns Baseline.

Results of Operations

The following discussion and analysis should be read in conjunction with Hollywood Media’s Unaudited Condensed Consolidated Financial Statements and the notes thereto included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

The following table summarizes Hollywood Media’s revenues, operating expenses and operating income (loss) from continuing operations by reportable segment for the three months ended March 31, 2012 (“Q1-12”) and 2011 (“Q1-11”), respectively:

		Intellectual
	Ad Sales	Properties	Other	Total

Q1-12
(unaudited)

Net Revenues	$533,041	$176,834	$-	$709,875
Operating Expenses	619,232	157,929	908,336	1,685,497
Operating Income (Loss)	$(86,191)	$18,905	$(908,336)	$(975,622)

% of Total Net Revenue	75%	25%	-	100%

Q1-11
(unaudited)

Net Revenues	$742,225	$228,648	$-	$970,873
Operating Expenses	733,439	214,411	2,071,233	3,019,083
Operating Income (Loss)	$8,786	$14,237	$(2,071,233)	$(2,048,210)

% of Total Net Revenue	76%	24%	-	100%

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

[21]

Pursuant to the Purchase Agreement, at the closing of the Broadway Sale, (a) Hollywood Media received (i) $20,530,102 in cash (including $530,102 pursuant to the estimated working capital adjustment described in the Purchase Agreement), (ii) a $8,500,000 note (“the Loan”) from Key Brand pursuant to a Second Lien, Security and Pledge Agreement, dated as of December 15, 2010 (the “Credit Agreement”), pursuant to which Key Brand is obligated to pay Hollywood Media interest at a rate of 12% per annum, with the loan maturing on December 15, 2015, which Loan is secured on a second lien basis by all stock and assets of Theatre Direct and its subsidiaries, and (iii) a warrant to purchase 5% of the outstanding shares of common stock of Theatre Direct as of the closing date on a fully diluted basis at an exercise price of $.01 per share (the “Warrant”), and (b) Key Brand assumed $1,600,000 of liabilities associated with employment agreements with certain employees of Theatre Direct. In addition, Hollywood Media is entitled to receive earn-out payments (“the Earn-out”) of up to $14,000,000 contingent upon Theatre Direct and its subsidiaries achieving certain revenue targets during the period from the closing date through the end of the 10th full fiscal year following the closing date as set forth in the Purchase Agreement. On April 22, 2012, the Company entered into Amendment No. 4 (the "Amendment") to the Broadway Sale Purchase Agreement which entitled the Company to receive an earn-out payment of $7,000,000 on or before October 1, 2012 (regardless of the actual revenues of Theatre Direct and its subsidiaries) and up to an additional $7,000,000 of earn-out payments contingent upon Theatre Direct and its subsidiaries achieving $123 million in revenue (excluding revenue from "group sales") during any annual period from July 1, 2011 through June 30, 2021 (provided that if such earn-out payment is earned based on revenues of Theatre Direct and its subsidiaries for the period from July 1, 2011 to June 30, 2012, then such earn-out payment will (i) be added to the principal amount of the $8.5 million loan due the Company under the Credit Agreement, (ii) accrue and be paid interest in accordance with the Credit Agreement, and (iii) be paid over the then remaining term of the Credit Agreement in equal quarterly installments). See Note 10 “Subsequent Events” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q for revisions to the earn-out payments. Hollywood Media will record a gain on the loan and earn-out upon collection of consideration. The Warrant will be marked to market each reporting period to reflect the changes in fair value.

After the closing date of the sale of Theatre Direct pursuant to the Purchase Agreement, Hollywood Media delivered on March 14, 2011 to Key Brand a closing statement setting forth Hollywood Media’s calculation of Theatre Direct’s working capital as of the closing date determined in the manner described in the Purchase Agreement. Pursuant to the closing statement, Hollywood Media accrued $3,702,620 as a working capital adjustment as of December 31, 2010 under the agreement which included $530,102 related to the estimated working capital delivered at closing by Key Brand. This working capital adjustment of $3,734,106 was paid on March 22, 2011 and included $31,486 of interest which is included in “Gain on sale of discontinued operations, net of income taxes” in the accompanying condensed consolidated statements of operations for the three months ending March 31, 2011.

For additional information about this transaction, see Note 3 “Discontinued Operations” and Note 10 “Subsequent Events” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

[22]

Sale of Hollywood.com Business Unit to R&S Investments, LLC

On August 21, 2008, Hollywood Media entered into a purchase agreement (the “R&S Purchase Agreement”) with R&S Investments, LLC (“Purchaser”) for the sale of the Hollywood.com Business. The Purchaser is owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Laurie S. Silvers, Hollywood Media’s President and Vice-Chairperson of the Board. Pursuant to the R&S Purchase Agreement, Hollywood Media sold the Hollywood.com Business to Purchaser for a potential purchase price of $10.0 million, which includes $1.0 million in cash which was paid to Hollywood Media at closing and potential earn-out payments totaling $9.0 million. During the three months ending March 31, 2012 and 2011, Hollywood Media recorded $197,517 and $151,956 respectively, in earn-out income under the R&S Purchase Agreement. As of the filing of this Quarterly Report on Form 10-Q, the earn-out receivable was collected in full in accordance with the payment terms. As of March 31, 2012, there remains $7,107,308 in potential earn-out payments pursuant to the R&S Purchase Agreement. The Hollywood.com Business included the Hollywood.com website and related URLs and celebrity fan websites and Hollywood.com Television, a free video on demand service distributed pursuant to annual affiliation agreements with certain cable operators. For additional information about this transaction, see Note 3 “Discontinued Operations” on the Notes to the Condensed Consolidated Financial Statements included in Item I, Part I of this Quarterly Report on Form 10-Q.

NET REVENUES

Total net revenues were $709,875 for Q1-12 as compared to $970,873 for Q1-11, a decrease of $260,998 or 27%. The decrease in net revenue in Q1-12 as compared to Q1-11 is primarily the result of a $209,184 decrease in Ad Sales revenue and a $51,814 decrease in Intellectual Property revenue.

Ad Sales division net revenues were $533,041 for Q1-12 as compared to $742,225 for Q1-11, a decrease of $209,184 or 28%. The decrease in Ad Sales net revenues in Q1-12 as compared to Q1-11 is attributable to a decrease in UK advertising sales of $209,184, which includes: a decrease in plasma advertising revenue of $131,089 along with a decrease of $78,095 in brochure and web advertising. The decrease is primarily attributable to the adverse economic conditions in the UK.

Net revenues from our Intellectual Properties division were $176,834 for Q1-12 as compared to $228,648 for Q1-11, a decrease of 23% or $51,814. The decrease in Intellectual Properties net revenues in Q1-12 as compared to Q1-11 was attributable to the timing of the delivery of manuscripts. The Intellectual Properties division generates revenues from several different activities including intellectual property licensing and book development. Revenues vary quarter to quarter depending on the timing of delivery of manuscripts to the publishers. Revenues are recognized when the earnings process is complete and the ultimate collection of such revenues is no longer subject to contingencies. This division does not include NetCo Partners, which is reported separately; see “Earnings (Losses) of Unconsolidated Investees” below.

EARNINGS (LOSSES) OF UNCONSOLIDATED INVESTEES

Earnings (losses) of unconsolidated investees consisted of the following:

	Three Months Ended
	March 31,
	(unaudited)
	2012	2011

NetCo Partners (a)	$(241)	$643
MovieTickets.com (b)	48,919	63,458
Project Hollywood (c)	23,119	-
	$71,797	$64,101

[23]

(a) NetCo Partners

Hollywood Media owns 50% of NetCo Partners as of March 31, 2012 and accounts for its investment under the equity method. NetCo Partners owns NetForce and is primarily engaged in the development and licensing of NetForce. NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements, generally upon the delivery of the manuscript to the publisher and at the point where ultimate collection is substantially assured. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. Hollywood Media’s 50% share of income of NetCo Partners was essentially $0 for Q1-12 and Q1-11.

(b) MovieTickets.com

Hollywood Media owns 26.2% of the equity in MovieTickets.com, Inc. as of March 31, 2012 and shares in 26.2% of the income or losses generated by the joint venture.  This investment is recorded under the equity method of accounting, recognizing 26.2% of ownership of MovieTickets.com income or loss as “Equity in Earnings of Unconsolidated Investees” in the accompanying condensed consolidated statements of operations.  Under applicable accounting principles, Hollywood Media recorded $48,919 in income from its investment in MovieTickets.com for Q1-12. Hollywood Media recorded $63,458 in income from its investment in MovieTickets.com for Q1-11. The MovieTickets.com web site generates revenues primarily from service fees charged to users for the purchase of movie tickets online, the sale of advertising and research fees. There were no dividends declared or received during Q1-12 or Q1-11.

(c) Project Hollywood LLC

Hollywood Media owns 21.74% of the total equity in Project Hollywood LLC (“Project Hollywood”) as of March 31, 2012 (Hollywood Media did not own any equity in Project Hollywood as of March 31, 2011).  Hollywood Media records its investment in Project Hollywood under the equity method of accounting, recognizing its percentage interest in Project Hollywood’s income or loss as earnings of unconsolidated investees.  Under applicable accounting principles, Hollywood Media recorded $23,119 in income from its investment in Project Hollywood for Q1-12.  There were $130,683 of distributions during Q1-12.

OPERATING EXPENSES

Editorial, Production, Development and Technology.

Editorial, production, development and technology costs include commissions, royalties, media buying, production services and internet access for CinemasOnline and fees and royalties paid to authors and co-editors for the Intellectual Properties segment.  Editorial, production, development and technology costs were $448,821 for Q1-12 as compared to $626,416 for Q1-11, a decrease of $177,595 or 28%.  As a percentage of revenues from our Ad Sales and Intellectual Properties segments, these costs were 63% and 65% for Q1-12 and Q1-11, respectively.   The Q1-12 decrease compared to Q1-11 was due primarily from a $139,312 decrease in the Ad Sales segment, which is primarily attributable to the aforementioned decline in revenues.  In addition, there was a $38,283 decrease in the Intellectual Properties segment operating expenses due to a decrease in payments to writers and co-editors.

[24]

Selling, General and Administrative.

Selling, general and administrative (SG&A) expenses consist of occupancy costs, professional and consulting service fees, telecommunications costs, provision for doubtful accounts receivable, general insurance costs and selling and marketing costs (such as advertising, marketing, promotional, business development, public relations, and commissions due to advertising agencies, advertising  representative firms and other parties).  SG&A expenses for Q1-12 were $642,892 compared to $1,300,870 for Q1-11, a decrease of $657,978 or 51%.  As a percentage of net revenue, SG&A expenses were 91% in Q1-12 compared to 134% in Q1-11.

The decrease in SG&A expense in Q1-12 as compared to Q1-11 was due to the following: legal expense decreased by $402,000 primarily due to a $350,000 indemnification payment in Q1-11 and no such payment in Q1-12, a $32,000 decrease in contributions and sponsorships, and a $51,000 decrease in shareholder relations expense associated with the purchase of common stock tendered.  For additional information see Note 9 – Related Party Transactions in the Notes to Condensed Consolidated Financial Statements included Part I, Item I of this Quarterly Report on Form 10-Q.

Payroll and Benefits.

Payroll and benefits expenses include payroll and benefits and other types of compensation expense as well as human resources and administrative functions.

Payroll and benefits expenses for Q1-12 were $551,147 compared to $1,016,991 for Q1-11, a decrease of $465,844 or 46%. As a percentage of net revenues, payroll and benefits expenses were approximately 78% for Q1-12 and 105% for Q1-11.

The decrease in payroll and benefits expense in Q1-12 as compared to Q1-11 was primarily due to a decrease in executive payroll of approximately $303,000 and a decrease in the information technology payroll of approximately $91,000.   The decrease in executive payroll is primarily due to reductions in compensation expense for Mitchell Rubenstein, the Chairman and Chief Executive Officer of the Company and Laurie Silvers, the Vice-Chairman, President and Secretary of the Company.

Depreciation and amortization.

Depreciation and amortization expense consists of depreciation of property and equipment, furniture and fixtures, leasehold improvements, and equipment under capital leases and amortization of intangible assets. Depreciation and amortization expense was $42,637 for Q1-12 and $74,806 for Q1-11. The decrease in depreciation and amortization expense of $32,169 or 43% in Q1-12 from Q1-11 was primarily due to a $18,256 decrease due to reduced furniture and fixtures depreciation due to fixed assets becoming fully depreciated during or prior to Q1-11.

Interest, net.

Interest, net was $253,037 of income for Q1-12 as compared to $269,101 of income for Q1-11. Interest, net primarily relates to the Loan to the purchaser of the Broadway Ticketing Division (Key Brand Entertainment, Inc.). The Loan has an interest rate of 12% per annum and matures on December 15, 2015. For additional information, see Note 3 – “Discontinued Operations” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

[25]

LIQUIDITY AND CAPITAL RESOURCES

Hollywood Media’s cash and cash equivalents were $3,359,481 at March 31, 2012 as compared to $3,717,599 at December 31, 2011. Our net working capital (defined as current assets less current liabilities) was $2,808,632 at March 31, 2012 as compared to $3,067,463 at December 31, 2011.

Net cash used in operating activities from continuing operations during Q1-12 was $489,986, which was primarily attributable to losses from continuing operations. By comparison, net cash used in continuing operations during Q1-11 was $1,885,110.

Net cash provided by investing activities from continuing operations during Q1-12 was $138,621 primarily attributable to the Hollywood.com earn-out payments to the Company. By comparison, net cash used in continuing investing activities during Q1-11 was $5,508,833 primarily used to pay Key Brand a working capital adjustment of $3,734,106 in connection with the sale of the Broadway Ticketing business and for payments of $1,740,040 in payroll related bonuses due to the Broadway Sale in Q4-10.

Net cash used in financing activities from continuing operations during Q1-12 was $6,753, which cash was for repayments under capital lease obligations. By comparison, net cash used in continuing financing activities during Q1-11 was $16,418,638, which cash usage was primarily for the purchase of common stock tendered. See Note 4 – Purchase of Common Stock Tendered for additional information.

Sale of Broadway Ticketing Division to Key Brand Entertainment, Inc.

On December 15, 2010, as contemplated by the Stock Purchase Agreement, dated as of December 22, 2009, entered into between Hollywood Media and Key Brand Entertainment Inc. (as amended, the “Purchase Agreement”), Hollywood Media completed the sale of Hollywood Media’s Broadway Ticketing Division (the “Broadway Sale”), through the sale of all of the outstanding capital stock of Theatre Direct NY, Inc. (“Theatre Direct”) to Key Brand Entertainment Inc. (“Key Brand”). Pursuant to the Purchase Agreement, at the closing of the Broadway Sale:

•	Hollywood Media received $20.5 million in cash (including $0.5 million pursuant to the estimated working capital adjustment described in the Purchase Agreement);

•	Hollywood Media, Theatre Direct and Key Brand entered into that certain Second Lien Credit, Security and Pledge Agreement, dated as of December 15, 2010 (the “Credit Agreement”) pursuant to which Key Brand is obligated to pay to the Company $8.5 million at an interest rate of 12% per annum, which obligation matures on December 15, 2015 and is secured on a second lien basis by all stock and assets of Theatre Direct and its subsidiaries;

•	Theatre Direct issued the Company a warrant to purchase 5% of the outstanding shares of common stock of Theatre Direct as of the closing date on a fully diluted basis at an exercise price of $.01 per share (the “Warrant”);

•	Key Brand assumed $1.6 million of liabilities associated with employment agreements with certain employees of Theatre Direct; and

•	Hollywood Media is entitled to receive earn-out payments of up to $14.0 million contingent upon Theatre Direct and its subsidiaries achieving certain revenue targets during the period from the closing date through the end of the tenth full fiscal year of Theatre Direct following the closing date as set forth in the Purchase Agreement. On April 22, 2012, the Company entered into Amendment No. 4 (the "Amendment") to the Broadway Sale Purchase Agreement which entitled the Company to receive an earn-out payment of $7,000,000 on or before October 1, 2012 (regardless of the actual revenues of Theatre Direct and its subsidiaries) and up to an additional $7,000,000 of earn-out payments contingent upon Theatre Direct and its subsidiaries achieving $123 million in revenue (excluding revenue from "group sales") during any annual period from July 1, 2011 through June 30, 2021 (provided that if such earn-out payment is earned based on revenues of Theatre Direct and its subsidiaries for the period from July 1, 2011 to June 30, 2012, then such earn-out payment will (i) be added to the principal amount of the $8.5 million loan due the Company under the Credit Agreement, (ii) accrue and be paid interest in accordance with the Credit Agreement, and (iii) be paid over the then remaining term of the Credit Agreement in equal quarterly installments). See Note 10 “Subsequent Events” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q for revisions to the earn-out payments.

[26]

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

Sale of Hollywood.com Business Unit to R&S Investments, LLC

On August 21, 2008, Hollywood Media entered into and simultaneously closed on a definitive purchase agreement with R&S Investments, LLC, pursuant to which R&S Investments acquired the Hollywood.com Business for a potential purchase price of $10.0 million, which included $1.0 million in cash that was paid to Hollywood Media at closing and potential earn-out payments of up to $9.0 million. Since August 21, 2008, $1,892,692 in earn-out payments were paid to Hollywood Media through March 31, 2012 and, therefore, there remains, as of March 31, 2012, $7,107,308 in potential earn-out payments.

Commencing October 1, 2009, R&S Investments is contractually obligated to make periodic earn-out payments equal to the greater of (i) 10 percent of collected gross revenue and (ii) 90 percent of EBITDA (as defined in the purchase agreement) for the Hollywood.com Business until the full earn-out is paid. If a change of control of Hollywood.com occurs before the earn-out is fully paid, the remaining portion of the earn-out would be payable immediately upon such a change of control, up to the amount of consideration received by R&S Investments less related expenses. If the consideration in such a change of control is less than the remaining balance of the earn-out, then the surviving entity which owns the Hollywood.com Business will be obligated to pay the difference in accordance with the same earn-out terms. Subsequent to March 31, 2012, Hollywood Media has received the earn-out and expense reimbursement amounts in accordance with the payment terms.

For additional information about the sale of the Broadway Ticketing Business and the Hollywood.com business transactions, see Note 3 “Discontinued Operations” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item I, of this Quarterly Report on Form 10-Q.

Purchase of Common Stock Tendered

On February 25, 2011, Hollywood Media announced the final result of a tender offer to purchase up to 8,000,000 shares of its common stock at a price of $2.05 per share (less any applicable withholding taxes and without interest) which expired on February 18, 2011. Hollywood Media accepted 8,000,000 shares for purchase for a total cost of approximately $16.4 million. The number of shares properly tendered and not withdrawn was 24,157,429. Accordingly, payment was made for approximately 33% of the tendered shares, and the rest of the tendered shares were withdrawn from the tender offer. Immediately following the purchase of the tendered shares, Hollywood Media had approximately 23,179,066 shares outstanding. For additional information see Note 4 – Purchase of Common Stock Tendered in the Notes to Condensed Consolidated Financial Statements included Part I, Item 1 of this Quarterly Report on Form 10-Q.

[27]

Capital Expenditures

Hollywood Media’s capital expenditures during the three months ended March 31, 2012 were $16,890. We currently anticipate that additional capital expenditures during 2012 will total approximately $83,000 including various system and equipment upgrades.

Authorization of Stock Repurchase Program

Hollywood Media previously reported in its current report on Form 8-K filed with the SEC on October 4, 2007, that its Board of Directors authorized a stock repurchase program (the “Repurchase Program”) under which Hollywood Media may use up to $10.0 million of its cash to repurchase shares of its outstanding common stock. During the first quarter of 2012, no shares of Hollywood Media’s common stock were repurchased under the Repurchase Program.

Pursuant to the Repurchase Program, Hollywood Media is authorized to purchase shares of its common stock from time to time on the open market or in negotiated transactions. The purchases are to be funded from available cash and cash equivalents, and the timing and amount of any shares repurchased will be determined by Hollywood Media’s management based on its evaluation of financial and market conditions, legal requirements and other factors. The Repurchase Program has no time limit and may be suspended for periods or discontinued at any time, and there is no guarantee as to the number of shares or the amount of cash to be utilized for repurchases. Shares repurchased under the Repurchase Program will become authorized but unissued shares of Hollywood Media’s common stock. For additional information regarding the Repurchase Program, see Part II, Item 2 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

At March 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes of the sort contemplated by paragraph (a) (4) of Item 303 of SEC Regulation S-K. As such, management believes that we currently do not have any disclosures to make of the sort contemplated by paragraph (a) (4) of Item 303 of Sec Regulation S-K regarding “off-balance sheet arrangements.”

Critical Accounting Estimates

In response to the SEC’s Release Number 33-8040 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” and SEC Release Number 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to asset impairment, accruals for compensation and related benefits, revenue recognition, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

[28]

Derivative Instruments

The Company records derivative instruments at fair value in our accompanying consolidated balance sheet with changes in the fair values of those instruments reported in earnings in our consolidated results of operations. The Company does not hold any derivative instruments that reduce risk associated with hedging exposure, accordingly the Company has not designated any of its derivatives liability financial instruments as hedge instruments. For additional information about our significant accounting policies, including the critical accounting policies discussed below, see Note 2 – Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and Note 2 to the Consolidated Financial Statements included in Part II, Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2011, as amended.

Allowance

Hollywood Media maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers or debtors to make required payments. The Company’s accounting for doubtful accounts and reserve on notes receivable contains uncertainty because management must use judgment to assess the collectability of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer’s account, past transactions with customers and debtors, creditworthiness of specific customers and debtors, historical trends and other information. The allowance for doubtful accounts was $236,561 and $240,048 at March 31, 2012 and December 31, 2011, respectively. The allowance is primarily attributable to receivables due from customers of CinemasOnline. Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company’s consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographic regions. See Note 10 “Subsequent Events” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q for information on the Company’s sale of CinemasOnline on May 1, 2012.

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

[29]

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

The Company believes that the disparity between the book value of its assets as compared to the market capitalization of its business is in large part a consequence of market conditions, including perceived risks in the debt markets, the Company’s industry and the broader economy. While the Company believes that some of these risks are unique to specific companies, some represent global industry risks. The Company believes that there is no fundamental change in our underlying business model or prospects for our Company. The Company has evaluated the impairment of its goodwill, giving consideration to these risks, and their impact upon the respective reporting units’ fair values, and has reported impairments where it deems appropriate. The Company believes that the fair value of its remaining reporting unit that contains goodwill at March 31, 2012 and December 31, 2011 exceeded the book value of those units.

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

[30]

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of Hollywood Media’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer and Chief Accounting Officer (principal financial and accounting officer), of the effectiveness of Hollywood Media’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation and the material weakness described below, Hollywood Media’s management, including the Chief Executive Officer and Chief Financial Officer and Chief Accounting Officer, have concluded that Hollywood Media’s disclosure controls and procedures were not effective, as of March 31, 2012, to ensure that information required to be disclosed by Hollywood Media in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to Hollywood Media’s management, including the Chief Executive Officer and Chief Financial Officer and Chief Accounting Officer, to allow timely decisions regarding required disclosure.

As previously reported in Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2011, as amended, which was filed with the Securities and Exchange Commission on April 16, 2012 and was amended on April 30, 2012, management assessed the effectiveness of Hollywood Media’s internal control over financial reporting as of December 31, 2011 and included its Report on Internal Control Over Financial Reporting in such Annual Report on Form 10-K for the year ended December 31, 2011, as amended. The Report on Internal Control over Financial Reporting concluded the following deficiencies in the Company’s CinemasOnline and Intellectual Properties businesses constitute material weaknesses in the Company’s internal control over financial reporting:

Identified insufficient internal controls over the advertising sales process within its U.K. based CinemasOnline business, including inadequate systems to allow for processing of advertising sales and deferred advertising sales; and deferred tax assets and insufficient internal controls over its disbursements of funds and recording of related assets and expenses in the CinemasOnline business. See Note 10 “Subsequent Events” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q for information on the Company’s sale of CinemasOnline on May 1, 2012.

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

A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board Auditing Standard No. 5), or a combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of March 31, 2012, Hollywood Media had not remediated these material weaknesses.

[31]

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

[32]

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

The amended complaint alleges that AMC has breached and continues to breach the MovieTickets.com Joint Venture Agreement, which obligates AMC to exclusively provide its ticket inventory to MovieTickets.com, and has breached its contractual and common law duties of good faith, fair dealing, and loyalty with respect to MovieTickets.com and its joint venturers, Hollywood Media and National Amusements, Inc., as a result of various actions by AMC. The amended complaint contends that when AMC’s demands for greater control and a larger share of MovieTickets.com were not met, AMC breached and continues to breach the MovieTickets.com Joint Venture Agreement, which obligates AMC to exclusively provide its ticket inventory to MovieTickets.com. The amended complaint further specifies breaches by AMC of its contractual and common law duties of good faith, fair dealing, and loyalty and violations of Florida’s Deceptive and Unfair Trade Practices Act. Among other things, the plaintiffs allege in the amended complaint that AMC used its inside position with MovieTickets.com and access to MovieTickets.com’s proprietary information in order to advance AMC’s own goals in contravention of its’ duty of loyalty to the joint venture and to the detriment of MovieTickets.com.

                Hollywood Media and the other plaintiffs have asked for a jury trial and are seeking unspecified consequential damages and have reserved the right to seek punitive damages.  Hollywood Media and the other plaintiffs also are seeking a declaratory judgment that AMC is obligated to make available on MovieTickets.com’s website AMC’s ticket inventory for sale on an exclusive basis and to honor its’ contractual and common law fiduciary duties of good faith and loyalty. Discovery is proceeding.

Hollywood Media is from time to time party to various legal proceedings, including matters arising in the ordinary course of business.  Currently, the Company is unaware of any actual or threatened litigation against it.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Hollywood Media did not issue any securities during the quarter ended March 31, 2012, in transactions that were not registered under the Securities Act of 1933.

[33]

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

During the first quarter of 2012, no shares of Hollywood Media common stock were purchased under the Repurchase Program.  As of March 31, 2012, the maximum approximate dollar value of shares that may have been purchased under the Repurchase Program was $2,697,843 (calculated by subtracting (i) the total price paid for all shares purchased under the Repurchase Program from inception through March 31, 2012 or $7,302,157 from (ii) the $10,000,000 potential maximum dollar value of repurchases approved under the life of the Repurchase Program).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Item 1.01 of Form 8-K Entry into a Material Definitive Agreement.

On May 11, 2012, Hollywood Media and R&S Investments, LLC (“R&S Investments”) entered into a Second Amendment to Purchase Agreement (the “Second R&S Amendment”), which amends the Purchase Agreement dated as of August 21, 2008 between Hollywood Media and R&S Investments, as amended by Amendment to Purchase Agreement dated as of September 30, 2009 between Hollywood Media and R&S Investments (the “R&S Purchase Agreement”). Pursuant to the R&S Purchase Agreement, R&S Investments purchased Hollywood Media’s subsidiaries Hollywood.com, Inc. and Totally Hollywood TV, LLC.

R&S Investments is owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairman of the Board, and Laurie S. Silvers, Hollywood Media’s President and Secretary and Vice Chairman of the Board. The Second R&S Amendment was approved by a special committee of Hollywood Media’s Board of Directors consisting of Directors Harry Hoffman and Robert D. Epstein.

The Second R&S Amendment provides that, in order to allow sufficient time to determine the amount of the earnout payments due from R&S Investments to Hollywood Media under the Purchase Agreement, R&S Investments shall have a sixty (60)-day grace period on the due date for all such earnout payments.

In addition, the Second R&S Amendment clarifies that, in determining the EBITDA component of the earnout under the Purchase Agreement, it was and is the intent of Hollywood Media and R&S Investments that, in calculating EBITDA, all out-of-pocket labor costs (including the costs of employees and contractors) will be subtracted from revenue no later than when incurred even if capitalized, and will be treated, for purposes of the EBITDA calculation, as an operating expense when incurred.

The remainder of the Purchase Agreement remains unchanged and continues in full force and effect.

The foregoing summary of the Second R&S Amendment and the transactions contemplated by the Second R&S Amendment do not purport to be complete and are subject to, and qualified in their entirety by, the full text of the Second R&S Amendment which is filed as Exhibit 10.1 hereto and is incorporated by reference into this Item 1.01.

[34]

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1	Second Amendment to Purchase Agreement dated as of May 11, 2012 between Hollywood Media Corp. and R&S Investments, LLC.

31.1	Certification of Chief Executive Officer (principal executive officer) pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer and Chief Accounting Officer (principal financial and accounting officer) pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer (principal executive officer) pursuant to 18 U.S.C. 1350.

32.2	Certification of Chief Financial Officer and Chief Accounting Officer (principal financial and accounting officer) pursuant to 18 U.S.C. 1350.

101**+	The following financial information from Hollywood Media Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2012 and 2011, and (iv) the Notes to Condensed Consolidated Financial Statements (unaudited).

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

+	Submitted electronically with this Quarterly Report on Form 10-Q.

[35]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYWOOD MEDIA CORP.

Date: May 15, 2012	By:	/s/ Mitchell Rubenstein
Mitchell Rubenstein, Chairman of the Board and Chief Executive Officer (Principal executive officer)

Date: May 15, 2012	By:	/s/ Tammy G. Hedge
Tammy G. Hedge, Chief Financial Officer and Chief Accounting Officer (Principal financial and accounting officer)

[36]