Form 10-Q
period 2012-06-30
HOLLYWOOD MEDIA CORP
filed 2012-08-20
CIK 912544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes  ☐ No  ☒

As of August 17, 2012, there were 23,179,066 shares of the registrant’s common stock, $.01 par value, outstanding.

HOLLYWOOD MEDIA CORP.

Table of Contents

		Page(s)

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	4

	Condensed Consolidated Statements of Operations (unaudited) for the Six and Three Months ended June 30, 2012 and 2011	5

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months ended June 30, 2012 and 2011	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7-20

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21-34

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	35

ITEM 4.	CONTROLS AND PROCEDURES	35-36

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	37

ITEM 1A.	RISK FACTORS	37

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	37

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	37

ITEM 4.	MINE SAFETY DISCLOSURES	37

ITEM 5.	OTHER INFORMATION	38

ITEM 6.	EXHIBITS	38

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,408,472	$3,683,063
Prepaid expenses	353,714	316,430
Other receivables	35,995	77,907
Related party receivable	642,082	443,588
Current portion of deferred compensation	430,000	430,000
Current assets of discontinued operations	-	566,691
Total current assets	3,870,263	5,517,679

PROPERTY AND EQUIPMENT, net	249,970	283,574
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED INVESTEES	1,413,929	1,573,325
INTANGIBLE ASSETS, net	12,899	17,116
GOODWILL	9,800,000	9,800,000
OTHER ASSETS	242,839	58,628
DEFERRED COMPENSATION, less current portion	733,651	948,651
LONG TERM ASSETS OF DISCONTINUED OPERATIONS	-	23,816
TOTAL ASSETS	$16,323,551	$18,222,789

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$503,632	$387,070
Accrued expenses and other	902,507	646,821
Deferred revenue	164,778	264,228
Current portion of capital lease obligations	18,427	21,829
Current liabilities of discontinued operations	-	1,130,268
Total current liabilities	1,589,344	2,450,216

CAPITAL LEASE OBLIGATIONS, less current portion	10,380	16,203
OTHER DEFERRED LIABILITY	31,601	42,514
DEFERRED REVENUE	25,475	46,200
DERIVATIVE LIABILITIES	1,040,000	1,090,000
LONG TERM LIABILITIES OF DISCONTINUED OPERATIONS	-	2,158

COMMITMENTS AND CONTINGENCES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; 23,179,066 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	231,791	231,791
Additional paid-in capital	293,616,319	293,616,319
Accumulated deficit	(280,221,359)	(279,272,612)
Total shareholders’ equity	13,626,751	14,575,498
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,323,551	$18,222,789

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

[4]

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011

NET REVENUES	$333,047	$689,123	$156,213	$460,475

OPERATING COSTS AND EXPENSES
Editorial, production, development and technology	282,776	456,903	157,672	293,516
Selling, general and administrative	1,200,978	1,727,449	696,132	527,173
Payroll and benefits	1,250,583	1,610,791	851,862	746,459
Depreciation and amortization	75,164	112,639	37,570	54,990

Total operating costs and expenses	2,809,501	3,907,782	1,743,236	1,622,138

Loss from operations	(2,476,454)	(3,218,659)	(1,587,023)	(1,161,663)

EARNINGS (LOSSES) OF UNCONSOLIDATED INVESTEES	17,815	179,383	(53,982)	115,282

OTHER INCOME (EXPENSE)
Interest, net	513,009	529,278	259,972	259,976
Other, net	(1,674)	1,129,107	32,203	1,129,378

(Loss) income from continuing operations	(1,947,304)	(1,380,891)	(1,348,830)	342,973

Gain (loss) on sale of discontinued operations, net of Income taxes	975,973	99,303	778,456	(10,139)
Income (loss) from discontinued operations	22,584	(165,390)	34,166	(175,955)

Income (loss) from discontinued operations	998,557	(66,087)	812,622	(186,094)

Net (loss) income	(948,747)	(1,446,978)	(536,208)	156,879

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	(35,338)	-	(28,267)

Net (loss) income attributable to Hollywood Media Corp.	$(948,747)	$(1,482,316)	(536,208)	128,612

Basic and diluted (loss) income per common share
Continuing operations	$(0.08)	$(0.05)	$(0.06)	$0.01
Discontinued operations	0.04	(0.01)	0.04	-
Total basic and diluted net (loss) income per share	$(0.04)	$(0.06)	$(0.02)	$0.01

Weighted average common and common equivalent shares outstanding – basic	23,179,066	25,610,007	23,179,066	23,179,066

Weighted average common and common equivalent shares outstanding – diluted	23,179,066	25,610,007	23,179,066	23,179,066

The accompanying notes to condensed consolidated financial statements are an integral part ofthese condensed consolidated statements of operations.

[5]

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(948,747)	$(1,446,978)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income) loss from discontinued operations	(349,342)	66,087
Depreciation and amortization	75,164	112,639
Amortization of deferred compensation costs - officers	215,000	126,349
Equity in losses (earnings) of unconsolidated investees, net of distributions or dividends	148,526	(178,407)
Loss on disposal of fixed assets	1,387	-
Gain on sale of business	(649,215)	-
Change in fair value of derivative liabilities	(50,000)	-

Changes in assets and liabilities:
Prepaid expenses	(37,284)	68,555
Other receivables	75,516	(1,189,663)
Related party receivable	(16,377)	51,748
Other assets	(49,800)	1,137
Accounts payable	116,562	(148,945)
Accrued expenses and other	255,686	(213,157)
Deferred revenue	(120,175)	(79,081)
Other deferred liability	(10,913)	(19,384)
Net cash used in operating activities – continuing operations	(1,344,012)	(2,849,100)
Net cash (used in) provided by operating activities – discontinued operations	(38,134)	6,441
Net cash used in operating activities	(1,382,146)	(2,842,659)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(36,222)	(64,500)
Acquisition of intangible assets	-	(25,300)
Net proceeds (expenditures) from sale of assets and businesses	155,511	(5,464,661)
Net cash provided by (used in) investing activities – continuing operations	119,289	(5,554,461)
Net cash used in investing activities – discontinued operations	-	(8,306)
Net cash provided by (used in) investing activities	119,289	(5,562,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under capital lease obligations	(11,734)	(35,265)
Purchase of tendered common stock	-	(16,400,000)
Net cash used in financing activities – continuing operations	(11,734)	(16,435,265)
Net cash used in financing activities – discontinued operations	-	(2,362)
Net cash used in financing activities	(11,734)	(16,437,627)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,274,591)	(24,843,053)

CASH AND CASH EQUIVALENTS, beginning of period	3,683,063	29,372,317

CASH AND CASH EQUIVALENTS, end of period	2,408,472	4,529,264

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
Interest paid	$3,489	$14,968
Income taxes paid	$38,000	$73,054

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

[6]

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)	BASIS OF PRESENTATION AND CONSOLIDATION:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by Hollywood Media Corp. (“Hollywood Media”, “our” or “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The accompanying financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly Hollywood Media’s condensed consolidated financial position, results of operations and cash flows. The results of operations for the six and three months ended June 30, 2012 and the cash flows for the six months ended June 30, 2012 are not necessarily indicative of the results of operations or cash flows for the remainder of 2012. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2011, as amended, as filed with the Securities and Exchange Commission.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

Hollywood Media’s consolidated financial statements include the accounts of Hollywood Media and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Hollywood Media’s 50%, 26.2% and 20.65% ownership interests in NetCo Partners, MovieTickets.com and Project Hollywood LLC, respectively, are accounted for under the equity method of accounting.

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

The weighted average number of common shares issuable upon conversion of convertible securities and upon exercise of outstanding options and warrants totaled 75,000 shares for each of the six and three months ended June 30, 2012 and such shares were excluded from the calculation of basic and diluted loss per share for the six and three months ended June 30, 2012, because their impact was anti-dilutive to the loss per share from continuing operations. Unvested shares are not included in the basic calculation until vesting occurs and are not included in the diluted calculation because they are anti-dilutive. There were no unvested shares as of June 30, 2012 and 2011, respectively.

[7]

	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Basic weighted average shares outstanding	23,179,066	25,610,007	23,179,066	23,179,066
Effect of dilutive unvested restricted stock	-	-	-	-
Dilutive weighted average shares outstanding	23,179,066	25,610,007	23,179,066	23,179,066

Options to purchase shares of Common Stock and
other stock-based awards outstanding which are not
included in the calculation of diluted income (loss)
per share because their impact is anti-dilutive	75,000	80,435	75,000	80,435

Segment Information

ASC Topic No. 280, “Segment Reporting”, establishes standards for reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. ASC Topic No. 280 has been applied to the information appearing in Note 6.

Derivative Instruments

The Company records derivative instruments at fair value in our accompanying condensed consolidated balance sheets with changes in the fair values of those instruments reported in earnings in our condensed consolidated results of operations. The Company does not hold any derivative instruments that reduce risk associated with hedging exposure, accordingly the Company has not designated any of its derivatives liability financial instruments as hedge instruments.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-4, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU represents the converged guidance of the FASB and the IASB ("the Boards") on fair value measurement. The collective efforts of the Boards and their staffs have resulted in common requirements, including a consistent meaning of the term "fair value." The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The ASU is effective during interim and annual periods beginning after December 15, 2011 and its adoption did not have a material effect on the Company’s condensed consolidated financial statements.

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

[8]

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

Amendment to the Broadway Sale Purchase Agreement

On April 22, 2012, the Company entered into Amendment No. 4 (the “Amendment”) to the Broadway Sale Purchase Agreement. Pursuant to the Amendment, the Company consented to the contribution of the “group sales” business (but not the Broadway.com consumer ticketing business) owned by Key Brand to a newly formed joint venture (the “Group Sales JV”; such contribution, the “Group Sales Contribution”). The balance of the business sold to Key Brand under the terms of the Purchase Agreement, which includes Broadway.com, remains at Key Brand and Theatre Direct. As part of the Amendment, Key Brand agreed to pay the first $7 million earn-out amount to the Company on or before October 1, 2012 regardless of the actual revenues of Theatre Direct and its subsidiaries for the fiscal year of Key Brand ending June 30, 2012. The $7 million earn-out amount agreed to by Key Brand will be recorded upon collection of the amount. In addition, the revenue calculation for the second $7 million earn-out amount (the “Second Earn-out”) was modified to exclude “group sales” (and the revenues of the new joint venture conducting such business) and the target for such second earn-out was reduced from $150 million to $123 million accordingly. Lastly, if the Second Earn-out amount is earned in Key Brand’s fiscal year ending June 30, 2012, then such amount would be added to the principal amount of the $8.5 million loan due the Company under the Credit Agreement, would accrue and be paid interest in accordance with such loan, and be paid over the then remaining term of the Credit Agreement in equal quarterly installments, in each case as further described below.

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

Hollywood Media will record a gain on the loan and earn-out upon collection of consideration. The Warrant will be marked to market each reporting period to reflect changes in fair value. Hollywood Media received payments of $515,667 and $257,833 of interest from Key Brand during the six and three months ended June 30, 2012, respectively, and $512,833 and $257,833 in payments or interest from Key Brand during the six and three months ended June 30, 2011, respectively, in accordance with the terms of the Loan which was included in “Interest, net” in the accompanying condensed consolidated statements of operations for the six and three months ended June 30, 2012 and 2011, respectively.

[9]

After the closing date of the sale of Theatre Direct pursuant to the Purchase Agreement, Hollywood Media delivered on March 14, 2011 to Key Brand a closing statement setting forth Hollywood Media’s calculation of Theatre Direct’s working capital as of the closing date determined in the manner described in the Purchase Agreement. Pursuant to the closing statement, Hollywood Media accrued $3,702,620 as a working capital adjustment as of December 31, 2010 under the agreement which included $530,102 related to the estimated working capital delivered at closing by Key Brand. The working capital adjustment of $3,734,106 was paid on March 22, 2011 and included $31,486 of interest which is included in “Gain (loss) on sale of discontinued operations, net of income taxes” in the accompanying condensed consolidated statements of operations for the six and three months ending June 30, 2011.

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

Hollywood.com Business

On August 21, 2008, Hollywood Media entered into a purchase agreement with R&S Investments, LLC (“R&S Investments”) for the sale of Hollywood Media’s subsidiaries Hollywood.com, Inc. and Totally Hollywood TV, LLC (collectively, the “Hollywood.com Business”). R&S Investments is owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Laurie S. Silvers, Hollywood Media’s President and Vice-Chairperson of the Board. Pursuant to the purchase agreement, Hollywood Media sold the Hollywood.com Business to R&S Investments for a potential purchase price of $10,000,000 cash, which includes $1,000,000 that was paid to Hollywood Media at closing and potential earn-out payments totaling $9,000,000, of which $1,892,692 has been paid as of June 30, 2012. Hollywood Media recognized $326,758 and $129,241 in earn-out gain during the six and three months ended June 30, 2012, respectively, and $304,499 and $152,543 in earn-out gain during the six and three months ended June 30, 2011, respectively, which is included in “Income from discontinued operations” in our accompanying condensed consolidated statements of operations. Hollywood Media does not have a significant continuing involvement in the Hollywood.com Business operations.

[10]

The earn-out payments equal the greater of 10 percent of gross collected revenue and 90 percent of EBITDA (as defined in the purchase agreement) for the Hollywood.com Business until the earn-out is fully paid. The Company considers the remaining potential earn-out payments to be contingent consideration and non-recourse. Thus, the Company will not record a receivable and any corresponding gain until the contingencies have been met. The Company will estimate an appropriate reserve for at-risk amounts, if necessary, at the time that any accounts receivable are recorded. As of June 30, 2012, there remains $7,107,308 in potential earn-out payments. See Note 9, “Related Party Transactions” for information on the extension of payment terms of such earn-out.

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

                Jeffrey Spector, a director of Buyer, is also (i) a director of all four subsidiaries of Cinemasource UK Limited (UK Theatres Online Limited, Spring Leisure Limited, Cinemasonline Limited and WWW.CO.UK Limited) and (ii) an employee of one of the subsidiaries of Cinemasource UK Limited (UK Theatres Online).  Janette Erskine, a director of Buyer, is also (i) a director of three subsidiaries of Cinemasource UK Limited (UK Theatres Online Limited, Spring Leisure Limited and Cinemasonline Limited) and (ii) an employee of one of the subsidiaries of Cinemasource UK Limited (UK Theatres Online).

Pursuant to the Share Purchase Agreement, the purchase price for the Purchased Shares is U.S. $250,000, payable in cash in a non-interest bearing loan in twenty equal quarter-annual installments of $12,500 each over a period of five years. Subject to the terms and conditions of the Share Purchase Agreement, the first installment of the purchase price was due and was paid to the Company on July 31, 2012 and subsequent installments of the purchase price are due every three calendar months thereafter. The Company imputed interest at 16.5%, per annum, on this non-interest bearing loan resulting in a discounted amount of $168,014 which was included in the total gain on sale attributable to the sale of Cinemasource UK Limited of $649,215. This gain on sale is included in “Income (loss) from discontinued operations” in our accompanying Condensed Consolidated Statement of Operations.  The current portion of the discounted amount of the non-interest bearing loan is included in “Other receivables” and the long-term portion of the non-interest bearing loan is included in “Other assets” in our accompanying condensed consolidated balance sheets.

[11]

The purchase price for the Purchased Shares is collateralized by a lien on the Purchased Shares (and certain dividends, payments or other derivative assets received in respect of the Purchased Shares) pursuant to the terms of the share charge deed, dated as of May 1, 2012, between the Company and Buyer (the “Share Charge Deed”). Except as permitted by the Share Purchase Agreement, the Share Charge Deed also restricts Buyer from (i) permitting any other lien to exist against the Purchased Shares (and certain dividends, payments or other derivative assets received in respect of the Purchased Shares), (ii) selling or transferring the Purchased Shares (and certain dividends, payments or other derivative assets received in respect of the Purchased Shares), and (iii) disposing of the equity of redemption in respect of the Purchased Shares (and certain dividends, payments or other derivative assets received in respect of the Purchased Shares).  In the event of (i) a transaction whereby any persons or group of persons acting in concert purchase at least 80% of the Purchased Shares or at least 80% of the issued share capital of each of the subsidiaries of Cinemasource UK Limited or Buyer or (ii) a transaction whereby any person or group of persons acting in concert purchase the whole or substantially the whole of the business and assets of Cinemasource UK Limited and its subsidiaries (each, an “Exit Event”), then (A) if the proposed purchaser in such Exit Event is a “connected person” to Buyer (as defined in the Share Purchase Agreement) or if the aggregate consideration payable to Buyer, Cinemasource UK Limited and its subsidiaries, and/or the shareholders of Buyer in respect of an Exit Event (the “Subsequent Sale Proceeds”) exceeds the balance of the purchase price remaining to be paid by Buyer to the Company under the Share Purchase Agreement (the “Balance”), then the Balance shall become immediately payable to the Company or (B) if the proposed purchaser is not a “connected person” to Buyer and the Subsequent Sale Proceeds are less than the Balance, then Buyer will pay to the Company the amount of the Subsequent Sale Proceeds in lieu of the Balance, unless the Company demands that the Purchased Shares are transferred back to the Company (and Buyer transfers the Purchased Shares back to the Company) in satisfaction of the Balance.

Pursuant to ASC Topic No. 360, “Accounting for the Impairment or Disposal of Long-Lived Assets” ASC 360, the Company’s consolidated financial statements have been reclassified for all periods presented to reflect the operations, assets and liabilities of Cinemasource UK Limited as discontinued operations. The sale of Cinemasource UK Limited qualifies for discontinued operations treatment under ASC 360. The assets and liabilities of such operations have been reclassified as current or long term “Assets of discontinued operations” and current and long term “Liabilities of discontinued operations” in the accompanying December 31, 2011 consolidated balance sheet, and consist of the following:

December 31, 2011

Current assets	$566,691
Property and equipment, net	23,816

Total assets of discontinued operations	$590,507

Current liabilities	$1,130,268
Long-term liabilities	2,158

Total liabilities of discontinued operations	$1,132,426

Results from Discontinued Operations

The net income from discontinued operations has been classified in the accompanying condensed consolidated statements of operations as “Income (loss) from discontinued operations” and includes the gain on sale of the Hollywood.com Business and the gain on sale of Cinemasource UK Limited Business. Summarized results of discontinued operations include the operating gain from the Hollywood.com Business and the operating gain from the Cinemasource UK Limited Business and through their respective dates of disposition, for the six and three months ended June 30, 2012 and 2011.

[12]

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Revenues:	$701,857	$1,397,571	$168,816	$655,346

Gain (loss) on sale of discontinued operations, net of income taxes	975,973	99,303	778,456	(10,139)

Income (loss) from discontinued operations	22,584	(165,390)	34,166	(175,955)

Income (loss) from discontinued Operations	$998,557	$(66,087)	$812,622	$(186,094)

(4)	PURCHASE OF COMMON STOCK TENDERED:

On February 25, 2011, Hollywood Media announced the final results of a tender offer to purchase up to 8,000,000 shares of its common stock at a price of $2.05 per share (less any applicable withholding taxes and without interest) which tender offer expired on February 18, 2011. Hollywood Media accepted 8,000,000 shares for purchase for a total cost of approximately $16,400,000. The number of shares properly tendered was 24,157,429. Accordingly, payment was made for approximately 33% of the tendered shares, and the rest of the tendered shares were withdrawn from the tender offer. Immediately following the purchase of the tendered shares, Hollywood Media had 23,179,066 shares of common stock outstanding. During the six and three months ended June 30, 2012, respectively, Hollywood Media did not repurchase shares of its common stock.

(5)	FAIR VALUE MEASUREMENTS:

The carrying amounts of cash and cash equivalents, receivables and accounts payable, approximate their fair values due to the short-term maturities of these instruments. The carrying value of notes payable and the non-interest bearing loan receivable with imputed interest at 16.5%, per annum, approximate fair value because the interest rates approximate the market rates.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company’s cash management and investment policies restrict investments to low risk, highly-liquid securities, and the Company performs periodic evaluations of the credit standing of the financial institutions with which it deals. The Company generally does not require collateral when granting credit.

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

[13]

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

Compensation Liabilities

On December 29, 2009, the Company and Mitchell Rubenstein and Laurie S. Silvers entered into amended and restated employment agreements which include a compensation arrangement that includes the right for each to receive 5% of all of the distributions that the Company receives from its interest in MovieTickets.com which includes 5% to each of all proceeds received by the Company from either dividends or from the sale of all or any portion of MovieTickets.com.  The fair value of this liability, which was initially measured on March 15, 2011, the date that the compensation arrangement was effective, is recorded in “Derivative Liabilities”, with any changes in the fair value recorded in “Other, net” in the accompanying condensed consolidated statements of operations. At June 30, 2012, the fair value of the derivative liability was $1,040,000.

Warrant

In conjunction with the Broadway Sale, the Company received a warrant (initially valued at zero) to purchase 5% of the outstanding shares of common stock of Theatre Direct, which can only be exercised upon a Conversion Event, as defined, and which also contains a put option that allows the Company, after the seventh anniversary of the issue date, to put the warrant to Key Brand for the greater of fair market value of the shares or $1.0 million.  The warrant is revalued on a recurring basis. After estimating future cash flows adjusted for risk factors it was determined that the fair value was zero at June 30, 2012.

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

[14]

The following table presents the Company’s derivative liabilities and warrant on a recurring basis and the Company’s goodwill on a non-recurring basis within the fair value hierarchy utilized to measure fair value as of June 30, 2012:

	Level 1	Level 2	Level 3

Derivative liabilities – June 30, 2012	-0-	-0-	$1,040,000

Warrant – June 30, 2012	-0-	-0-	-

Goodwill – June 30, 2012	-0-	-0-	$9,800,000

There were no transfers between the levels of the fair value hierarchy during the quarter ended June 30, 2012.

The following table presents a reconciliation of the compensation derivative liabilities measured at fair value on a recurring basis using significant unobservable input (Level 3) from December 31, 2011 to June 30, 2012:

Compensation
derivative
liabilities

Balance at December 31, 2011	$1,090,000
Change in fair value included in earnings	(50,000)
Balance at June 30, 2012	$1,040,000

(6)	SEGMENT REPORTING:

Hollywood Media’s reportable segments are Ad Sales, Intellectual Properties, and Other.

The Ad Sales segment consists of Hollywood Media’s investment in MovieTickets.com. Prior to the sale of Cinemasource UK Limited on May 1, 2012 (which business included UK Theatres Online Limited, Spring Leisure Limited, Cinemasonline Limited and WWW.CO.UK Limited), the Ad Sales segment also sold advertising on plasma TV displays throughout the U.K. and Ireland, on lobby display posters, movie brochure booklets and ticket wallets distributed in cinemas, live theater and other entertainment venues in the U.K. and Ireland. See Note 3, “Discontinued Operations” for information on the sale of Cinemasource UK Limited.

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

[15]

There are no intersegment sales or transfers.

As of June 30, 2012, the Ad Sales segment consists of the Company’s investment in MovieTickets.com. As the Company accounts for its investment in MovieTickets.com under the equity method of accounting, there are no net revenues, operating income (loss), capital expenditures or depreciation and amortization expense to report for the Ad Sales segment. The following table illustrates the financial information regarding Hollywood Media’s reportable segments.

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Revenues:
Intellectual Properties	$333,047	$689,123	$156,213	$460,475
Other	-	-	-	-
	$333,047	$689,123	$156,213	$460,475

Operating Income (Loss):
Intellectual Properties	$(23,381)	75,026	(42,287)	60,789
Other	(2,453,073)	(3,293,685)	(1,544,736)	(1,222,452)
	$(2,476,454)	$(3,218,659)	$(1,587,023)	$(1,161,663)

Capital Expenditures:
Intellectual Properties	$-	$6,140	$-	$6,140
Other	36,222	58,360	19,332	29,349
	$36,222	$64,500	$19,332	$35,489

Depreciation and Amortization Expense:
Intellectual Properties	$2,224	$327	$1,112	$163
Other	72,940	112,312	36,458	54,827
	$75,164	$112,639	$37,570	$54,990

	June 30,	December 31,
	2012	2011
	(unaudited)
Segment Assets:
Ad Sales (1)	$9,978,739	$10,017,175
Intellectual Properties	1,117,259	1,201,695
Other (1)	5,227,553	7,003,919
	$16,323,551	$18,222,789

(1)	December 31, 2011 segment assets have been adjusted for the reclassification of assets related to Cinemasource UK Limited of $590,507 from the Ad Sales segment to the Other segment.

(7)	CERTAIN COMMITMENTS AND CONTINGENCIES:

Litigation

On October 27, 2011, the Company, together with National Amusements Inc., filed a lawsuit against AMC Entertainment Inc. (“AMC”) (Case No. 50 2011 CA 016684) in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida relating to MovieTickets.com.  On February 8, 2012, MovieTickets.com, Inc. joined the lawsuit against AMC and an amended complaint was filed. MovieTickets.com is an online movie ticketing service in which Hollywood Media, National Amusements, Inc. and AMC each own a 26.2% equity interest.

[16]

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

Hollywood Media owns 26.2% of the equity in MovieTickets.com, Inc. as of June 30, 2012 and shares in 26.2% of the income or losses generated by the joint venture.  This investment is recorded under the equity method of accounting, recognizing 26.2% of ownership of MovieTickets.com income or loss as “Equity (losses) in earnings of unconsolidated investees” in the accompanying condensed consolidated balance sheets.

Hollywood Media recorded its 26.2% share of net loss or $72,115 and $121,034 under “Earnings (Losses) of Unconsolidated Investees” in the accompanying unaudited condensed consolidated statement of operations for the six and three months ended June 30, 2012, respectively. The Company recorded $179,068 and $115,610 in earnings of unconsolidated investees for the six and three months ended June 30, 2011, respectively. On July 18, 2011 MovieTickets.com declared a dividend of $4,000,000. Hollywood Media received its 26.2% pro rata share of such dividend, amounting to $1,048,875 on July 19, 2011, which reduced the Company’s investment in MovieTickets.com as the dividend did not exceed the amount of the Company’s investment. Hollywood Media distributed on July 19, 2011 $52,444 of such dividend distribution, representing 5% of Hollywood Media’s share of the dividends, to each of Mr. Rubenstein and Ms. Silvers in accordance with their amended and restated employment agreements dated December 23, 2009. Other than the July 18, 2011 dividend discussed above, there were no dividends declared or received during the six and three months ended June 30, 2012 or during the year ended December 31, 2011. For a description of the amended and restated employment agreements to Mr. Rubenstein and Ms. Silvers, see Note 9, “Related Party Transactions” to these unaudited condensed consolidated financial statements.

[17]

(9)	RELATED PARTY TRANSACTIONS:

On October 27, 2011, following Project Hollywood LLC’s acquisition of all of the membership interests of Baseline LLC, Hollywood Media acquired a 21.74% ownership interest in Project Hollywood LLC for $1.25 million, which was contributed to Project Hollywood LLC and which was based on the same per membership unit price paid by Baseline Holdings for its 78.26% ownership interest in Project Hollywood LLC. The funds contributed were used for working capital and other capital needs of the Baseline StudioSystems business. Project Hollywood entered into two agreements with the two former senior executives of Baseline StudioSystems to manage the business on a day-to-day basis, as of December 1, 2011. Under those agreements, the managers will each receive 7.5% of Project Hollywood LLC’s membership units subject to a three year vesting schedule (at a rate of 2.5% per annum) and the obtaining of certain performance-based EBITDA hurdles each year. Under that vesting schedule, Hollywood Media’s ownership in Project Hollywood was reduced to 20.65% at June 30, 2012, and (if vesting occurs) will be reduced to 19.57% at June 30, 2013 and 18.48% at June 30, 2014.

Distributions of $176,866 and $177,182 from Project Hollywood to Hollywood Media reduced Hollywood Media’s investment in Project Hollywood during the year ended December 31, 2011 and the six months ended June 30, 2012, respectively.

Hollywood Media recorded $326,758 and $129,241 in earn-out gain from R&S Investments, LLC during the six and three months ending June 30, 2012, respectively, which is included in “Income (loss) from discontinued operations” recorded in the accompanying condensed consolidated statement of operations. As of June 30, 2012, the Company has $642,082 included in “Related party receivable” in our accompanying condensed consolidated balance sheets which consisted of $542,600 in earn-out receivable from R&S Investments, LLC, $10,870 in distributions receivable from Project Hollywood, $72,109 in expense reimbursements from R&S Investments, LLC, $16,139 for payroll taxes receivable from Mr. Rubenstein and Ms. Silvers and $364 for an expense reimbursement receivable from MovieTickets.com. $284,231 of the earn-out from R&S Investments, LLC was due on June 30, 2012. However, the due date for such earn-out, together with any other earn-out payments that may become due from R&S Investments, LLC on or before October 31, 2012 has been extended until October 31, 2012 in order for the parties to seek to finalize discussions that may lead to the buy-out of the entire earn-out at a negotiated price. The discussions are being handled on behalf of Hollywood Media by a Special Committee of Hollywood Media’s Board of Directors comprised solely of independent directors. There is no guaranty or assurance that such discussions will lead to a final agreement regarding a buy-out of such earn-out.

Hollywood Media recorded $304,499 and $152,543 in earn-out gain from R&S Investments, LLC during the six and three months ending June 30, 2011 which is included in “Income (loss) from discontinued operations” recorded in the accompanying condensed consolidated statement of operations. As of December 31, 2011, the Company has $521,497 included in “Related party receivable” in our accompanying consolidated balance sheets which consisted of $371,353 in earn-out receivable, $105,561 in distributions receivable from Project Hollywood, $36,106 in expense reimbursements from R&S Investments, $5,904 for an expense reimbursement receivable from MovieTickets.com and $2,576 for a combined receivable from Mr. Rubenstein and Ms. Silvers.

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

[18]

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

The Amendments to Employment Agreements also provide that if Mr. Rubenstein and/or Ms. Silvers, continue to be employed by Hollywood Media on the first anniversary (Sale Anniversary) of the sale of Theatre Direct (or if such employment is terminated on or before the Sale Anniversary by Hollywood Media without “cause” or by Mr. Rubenstein and/or Ms. Silvers, as applicable, for “good reason”), and Hollywood Media receives payments from the buyer of Theatre Direct under either i) the Promissory Note or ii) an earn-out provision (Earn-out), they may be entitled to their Deferred Change in Control Payments. Specifically, up to one-half of the Deferred Change in Control Payments would be due upon collections under the Promissory Note, on a pro-rata basis, and up to one-half of the Deferred Change in Control Payments would be due upon certain collections of the Earn-out, on a pro-rata basis. These amounts will be due to Mr. Rubenstein, Ms. Silvers and/or their heirs regardless of whether or not Mr. Rubenstein and/or Ms. Silvers continue in the employment of Hollywood Media after the Sale Anniversary. The Deferred Change in Control Payments would be due according to the following schedule:

[19]

•	Mr. Rubenstein will be entitled to:

•	4.76% of all payments of principal and interest received by Hollywood Media on account of the Promissory Note (for a maximum amount of $407,201, of which a total of $76,065 has been paid to Mr. Rubenstein), and

•	5.79% of the first $7 million of Earn-out payments received by Hollywood Media (for a maximum amount of $405,300).

•	Ms. Silvers will be entitled to:

•	1.94% of all payments of principal and interest received by Hollywood Media on account of the Promissory Note (for a maximum amount of $166,989 of which a total of $31,001 has been paid to Ms. Silvers), and

•	2.36% of the first $7 million of Earn-out payments received by Hollywood Media (for a maximum amount of $165,200).

From time to time the Company’s Compensation Committee may award discretionary bonuses to Mr. Rubenstein and Ms. Silvers based on their service or performance to the Company. Mr. Rubenstein received a bonus of $225,000 and Ms. Silvers received a bonus of $200,000 during the three months ended June 30, 2012 and no bonuses during the three months ended March 31, 2012. Bonuses are included in “Payroll and benefits” in the accompanying unaudited condensed consolidated statements of operations.  Mr. Rubenstein and Ms. Silvers have notified the Compensation Committee that each of them plans to voluntarily waive the first $225,000 (in the case of Mr. Rubenstein) and the first $200,000 (in the case of Ms. Silvers) of the 5% Distribution each of them would be entitled to receive of the 5% Distribution.

[20]

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

[21]

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

Overview

Until December 15, 2010, Hollywood Media was comprised of various businesses focusing primarily on online ticket sales, deriving revenue primarily from Broadway, Off-Broadway and London’s West End ticket sales to individuals and groups, as well as advertising and book development license fees and royalties. Our Broadway Ticketing business was comprised of Broadway.com, 1-800-BROADWAY, Theatre Direct and Theatre.com. On December 15, 2010, we completed the sale of our Broadway Ticketing Business through the sale of all of the outstanding capital stock of Theatre Direct to Key Brand, as contemplated by the Purchase Agreement. Following this sale, our business segments for our continuing operations are as follows:

•	Ad Sales – includes Hollywood Media’s 26.2% equity interest in MovieTickets.com. Prior to the sale of Cinemasource UK Limited on May 1, 2012 (which business included UK Theatres Online Limited, Spring Leisure Limited, Cinemasonline Limited and WWW.CO.UK Limited), the Ad Sales segment also sold advertising on plasma TV displays throughout the U.K. and Ireland, on lobby display posters, movie brochure booklets and ticket wallets distributed in cinemas, live theater and other entertainment venues in the U.K. and Ireland. See Note 3, “Discontinued Operations” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q for information on the sale of Cinemasource UK Limited.

[22]

•	Intellectual Properties – owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses for book and other media. This segment includes our wholly-owned subsidiary, Tekno Books, and a book development business, and this segment does not include our 50% interest in NetCo Partners, for purposes of this discussion and analysis.

•	Other – is comprised of payroll and benefits for corporate and administrative personnel as well as other corporate-wide expenses, such as legal fees, audit fees, proxy costs, insurance, centralized information technology, and includes consulting and other fees and costs relating to compliance with the provisions of the Sarbanes-Oxley Act of 2002 that require Hollywood Media to assess and report on internal control over financial reporting, and related development of controls. This segment also includes Hollywood Media’s equity interest in Project Hollywood (which was reduced from 21.74% of the total equity in Project Hollywood to 20.65% of the total equity in Project Hollywood at June 30, 2012), which in turn owns Baseline. For additional information about the change in Hollywood Media’s equity interest in Project Hollywood, see Note 9, “Related Party Transactions” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

Results of Operations

The following discussion and analysis should be read in conjunction with Hollywood Media’s Unaudited Condensed Consolidated Financial Statements and the notes thereto included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

The Ad Sales segment currently consists of the Company’s investment in MovieTickets.com. As the Company accounts for its investment in MovieTickets.com under the equity method of accounting, there are no net revenues, operating income (loss), capital expenditures or depreciation and amortization expense to report for the Ad Sales segment. The following table summarizes Hollywood Media’s revenues, operating expenses and operating income (loss) from continuing operations by reportable segment for the six months ended June 30, 2012 (“Y2-12”) and 2011 (“Y2-11”) and the three months ended June 30, 2012 (“Q1-12”) and 2011 (“Q1-11”), respectively:

[23]

	Intellectual
	Properties	Other	Total

Y2-12
(unaudited)

Net Revenues	$333,047	$-	$333,047
Operating Expenses	356,428	2,453,073	2,809,501
Operating Income (Loss)	$(23,381)	$(2,453,073)	$(2,476,454)

Y2-11
(unaudited)

Net Revenues	$689,123	$-	$689,123
Operating Expenses	614,097	3,293,685	3,907,782
Operating Income (Loss)	$75,026	$(3,293,685)	$(3,218,659)

Q2-12
(unaudited)

Net Revenues	$156,213	$-	$156,213
Operating Expenses	198,500	1,544,736	1,743,236
Operating Income (Loss)	$(42,287)	$(1,544,736)	$(1,587,023)

Q2-11
(unaudited)

Net Revenues	$460,475	$-	$460,475
Operating Expenses	399,686	1,222,452	1,622,138
Operating Income (Loss)	$60,789	$(1,222,452)	$(1,161,663)

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

[24]

On April 22, 2012, the Company entered into Amendment No. 4 (the "Amendment") to the Broadway Sale Purchase Agreement which entitled the Company to receive an earn-out payment of $7,000,000 on or before October 1, 2012 (regardless of the actual revenues of Theatre Direct and its subsidiaries) and up to an additional $7,000,000 of earn-out payments contingent upon Theatre Direct and its subsidiaries achieving $123 million in revenue (excluding revenue from "group sales") during any annual period from July 1, 2011 through June 30, 2021 (provided that if such earn-out payment is earned based on revenues of Theatre Direct and its subsidiaries for the period from July 1, 2011 to June 30, 2012, then such earn-out payment will (i) be added to the principal amount of the $8.5 million loan due the Company under the Credit Agreement, (ii) accrue and be paid interest in accordance with the Credit Agreement, and (iii) be paid over the then remaining term of the Credit Agreement in equal quarterly installments). See Note 3, “Discontinued Operations” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q for revisions to the earn-out payments. Hollywood Media will record a gain on the loan and earn-out upon collection of consideration. The Warrant will be marked to market each reporting period to reflect the changes in fair value.

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

Sale of Hollywood.com Business Unit to R&S Investments, LLC

On August 21, 2008, Hollywood Media entered into a purchase agreement (the “R&S Purchase Agreement”) with R&S Investments, LLC (“Purchaser”) for the sale of the Hollywood.com Business. The Purchaser is owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Laurie S. Silvers, Hollywood Media’s President and Vice-Chairperson of the Board. Pursuant to the R&S Purchase Agreement, Hollywood Media sold the Hollywood.com Business to Purchaser for a potential purchase price of $10.0 million, which includes $1.0 million in cash which was paid to Hollywood Media at closing and potential earn-out payments totaling $9.0 million. During the six and three months ending June 30, 2012, Hollywood Media recorded $326,758 and $129,241 respectively, in earn-out income under the R&S Purchase Agreement. As of June 30, 2012, there remains $7,107,308 in potential earn-out payments pursuant to the R&S Purchase Agreement. For information on the extension of payment terms in earn-out receivable under the R&S Purchase Agreement, see Note 9 “Related Party Transactions” in the Notes to the Condensed Consolidated Financial Statements included in Item I, Part I of this Quarterly Report on Form 10-Q. The Hollywood.com Business included the Hollywood.com website and related URLs and celebrity fan websites and Hollywood.com Television, a free video on demand service distributed pursuant to annual affiliation agreements with certain cable operators. For additional information about this transaction, see Note 3 “Discontinued Operations” in the Notes to the Condensed Consolidated Financial Statements included in Item I, Part I of this Quarterly Report on Form 10-Q.

[25]

Sale of Cinemasource UK Limited – Share Purchase Agreement

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

Pursuant to the Share Purchase Agreement, the purchase price for the Purchased Shares is U.S. $250,000, payable in cash in a non-interest bearing loan in twenty equal quarter-annual installments of $12,500 each over a period of five years. Subject to the terms and conditions of the Share Purchase Agreement, the first installment of the purchase price was due and was paid to the Company on July 31, 2012 and subsequent installments of the purchase price are due every three calendar months thereafter. The Company imputed interest at 16.5%, per annum, on this $250,000 non-interest bearing loan resulting in a discounted amount of $168,014 which was included in the total gain on sale attributable to the sale of Cinemasource UK Limited of $649,215. This gain on sale is included in “Income from Discontinued Operations” in the Condensed Consolidated Statement of Operations included in Item I, Part I of this quarterly report on Form 10-Q.  The discounted amount of the non-interest bearing loan is included in “Other Assets” in the condensed consolidated balance sheets included in Item I, Part I of this quarterly report on Form 10-Q.

NET REVENUES

Total net revenues were $333,047 for Y2-12 as compared to $689,123 for Y2-11, a decrease of $356,076 or 52% and $156,213 for Q2-12 as compared to $460,475 for Q2-11, a decrease of $304,262 or 66%. The decrease in net revenue in Y2-12 as compared to Y2-11 and Q2-12 as compared to Q2-11 is the result of a decrease in Intellectual Property revenue.

The decrease in Intellectual Properties net revenues in Y2-12 as compared to Y2-11 and Q2-12 as compared to Q2-11 was attributable to the timing of the delivery of manuscripts. The Intellectual Properties division generates revenues from several different activities including intellectual property licensing and book development. Revenues vary quarter to quarter depending on the timing of delivery of manuscripts to the publishers. Revenues are recognized when the earnings process is complete and the ultimate collection of such revenues is no longer subject to contingencies. This division does not include NetCo Partners, which is reported separately; see “Earnings (Losses) of Unconsolidated Investees” below.

[26]

EARNINGS (LOSSES) OF UNCONSOLIDATED INVESTEES

Earnings (losses) of unconsolidated investees consisted of the following:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2012	2011	2012	2011

NetCo Partners (a)	$(283)	$315	$(42)	$(328)
MovieTickets.com (b)	(72,115)	179,068	(121,034)	115,610
Project Hollywood (c)	90,213	-	67,094	-
	$17,815	$179,383	$(53,982)	$115,282

(a) NetCo Partners

Hollywood Media owns 50% of NetCo Partners as of June 30, 2012 and accounts for its investment under the equity method. NetCo Partners owns NetForce and is primarily engaged in the development and licensing of NetForce. NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements, generally upon the delivery of the manuscript to the publisher and at the point where ultimate collection is substantially assured. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. Hollywood Media’s 50% share of income of NetCo Partners was essentially $0 for Y2-12 and Y2-11 as well as Q2-12 and Q2-11.

(b) MovieTickets.com

Hollywood Media owns 26.2% of the equity in MovieTickets.com, Inc. as of June 30, 2012 and shares in 26.2% of the income or losses generated by the joint venture.  This investment is recorded under the equity method of accounting, recognizing 26.2% of ownership of MovieTickets.com income or loss as “Equity in earnings of unconsolidated investees” in the accompanying condensed consolidated statements of operations.  Under applicable accounting principles, Hollywood Media recorded $72,115 and $121,034 in loss from its investment in MovieTickets.com for the six and three months ended June 30, 2012, respectively. Hollywood Media recorded $179,068 and $115,610 in income from its investment in MovieTickets.com for the six and three months ended June 30, 2011, respectively. The MovieTickets.com web site generates revenues primarily from service fees charged to users for the purchase of movie tickets online, the sale of advertising and research fees. There were no dividends declared or received during the six and three months ended June 30, 2012 and June 30, 2011, respectively.

(c) Project Hollywood LLC

Hollywood Media owns 20.65% of the total equity in Project Hollywood LLC (“Project Hollywood”) as of June 30, 2012 (Hollywood Media’s equity ownership in Project Hollywood was reduced from 21.74% of the total equity in Project Hollywood to 20.65% of the total equity in Project Hollywood at June 30, 2012).  Hollywood Media did not own any equity in Project Hollywood as of June 30, 2011 (Hollywood Media’s initial interest in Project Hollywood was acquired on October 27, 2011). Hollywood Media records its investment in Project Hollywood under the equity method of accounting, recognizing its percentage interest in Project Hollywood’s income or loss as earnings of unconsolidated investees.  Under applicable accounting principles, Hollywood Media recorded $90,213 and $67,094 in income from its investment in Project Hollywood for the six and three months ended June 30, 2012, respectively.  There were $177,182 and $46,499 of distributions during the six and three months ended June 30, 2012, respectively. For additional information about the change in Hollywood Media’s equity interest in Project Hollywood, see Note 9, “Related Party Transactions” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

[27]

OPERATING EXPENSES

Editorial, Production, Development and Technology.

Editorial, production, development and technology costs include fees and royalties paid to authors and co-editors for the Intellectual Properties segment. Editorial, production, development and technology costs were $282,776 for Y2-12 as compared to $456,903 for Y2-11, a decrease of $174,127 or 38%, and $157,672 for Q2-12 as compared to $293,516 for Q2-11, a decrease of $135,844 or 46%. As a percentage of revenues, these costs were 85% and 66% for Y2-12 and Y2-11 respectively, and 101% and 64% for Q2-12 and Q2-11, respectively. The decrease in Y2-12 as compared to Y2-11 and the decrease in Q2-12 as compared to Q2-11 was due primarily to a decrease in payments to writers and co-editors.

Selling, General and Administrative.

Selling, general and administrative (SG&A) expenses consist of occupancy costs, professional and consulting service fees, telecommunications costs, provision for doubtful accounts receivable, general insurance costs and selling and marketing costs (such as advertising, marketing, promotional, business development, public relations, and commissions due to advertising agencies, advertising  representative firms and other parties). SG&A expenses for Y2-12 were $1,200,978 compared to $1,727,449 for Y2-11, a decrease of $526,471 or 30%. SG&A expenses for Q2-12 were $696,132 compared to $527,173 for Q2-11, an increase of $168,959 or 32%.  As a percentage of net revenue, SG&A expenses were 361% in Y2-12 compared to 251% in Y2-11 and 446% in Q2-11 compared to 114% in Q1-11.

The decrease in SG&A expenses in Y2-12 as compared to Y2-11 was due primarily to the following: legal expense decreased by approximately $191,000 primarily due to the $350,000 indemnification payment to R&S Investments and $101,000 in legal fees and other costs associated with the purchase of common stock under Hollywood Media’s tender offer, partially offset by increased legal expenses, a $32,000 decrease in contributions and sponsorships and a $51,000 decrease in shareholder relations expense associated with the purchase of common stock tendered.  For additional information, see Note 9 – Related Party Transactions in the Notes to Condensed Consolidated Financial Statements included in Part I, of this Quarterly Report on Form 10-Q.

The increase in SG&A expenses for Q2-12 as compared to Q2-11 was primarily due to increased legal expenses.

Payroll and Benefits.

Payroll and benefits expenses include payroll and benefits and other types of compensation expense as well as human resources and administrative functions.

Payroll and benefits expenses for Y2-12 were $1,250,583 compared to $1,610,791 for Y2-11, a decrease of $360,208 or 22%. Payroll and benefits expenses for Q2-12 were $851,862 compared to $746,459 for Q2-11, an increase of $105,403 or 14%. As a percentage of net revenues, payroll and benefits expenses were approximately 376% for Y2-12 and 234% for Y2-11, and 545% for Q2-12 and 162% for Q2-11.

[28]

The decrease in payroll and benefits expense in Y2-12 as compared to Y2-11 was primarily due to a decrease in payroll of the accounting department of approximately $63,000, a combined decrease in payroll of human resources, administration, MIS and legal of approximately $285,500 and an overall reduction in the Intellectual Properties division payroll of $55,300.   This was partially offset by an increase in executive payroll of approximately $59,100.

The increase in payroll and benefits expenses in Q2-12 as compared to Q2-11 was primarily due to the following: an increase in executive payroll of $365,500, a decrease in payroll of the accounting department of $56,200, a combined decrease in the payroll of human resources, administration, MIS and legal of $147,000, and an overall reduction in the Intellectual Properties division payroll of $59,100.

Depreciation and amortization.

Depreciation and amortization expense consists of depreciation of property and equipment, furniture and fixtures, leasehold improvements, and equipment under capital leases and amortization of intangible assets. Depreciation and amortization expense was $75,164 for Y2-12 and $112,639 for Y2-11, and $37,570 for Q2-12 and $54,990 for Q2-11.

The decrease in depreciation and amortization expense of $37,475 or 33% in Y2-12 from Y2-11 was primarily due to reduced leasehold improvements depreciation amortization because of a change in location of the corporate office to a less expensive rental space and the balance is due to fixed assets becoming fully depreciated during or prior to Q1-11.

The decrease in depreciation and amortization expense of $17,420 or 32% in Q2-12 from Q2-11 was primarily due to reduced leasehold improvements depreciation amortization because of a change in location of the corporate office to a less expensive rental space and the balance is due to fixed assets becoming fully depreciated during or prior to Q1-11.

Interest, net.

Interest, net remained essentially unchanged at $513,009 of income for Y2-12 as compared to $529,278 of income for Y2-11. Interest, net remained essentially unchanged at $259,972 of income for Q2-12 as compared to $259,976 of income for Q2-11. Interest, net primarily consists of the interest on the $8,500,000 note received by Hollywood Media from the purchaser of the Broadway Ticketing Division. The note has an interest rate of 12% per annum, is paid quarterly and matures on December 15, 2015. For additional information, see Note 3 - Discontinued Operations in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Hollywood Media’s cash and cash equivalents were $2,408,472 at June 30, 2012 as compared to $3,683,063 at December 31, 2011. Our net working capital (defined as current assets less current liabilities) was $2,280,919 at June 30, 2012 as compared to $3,067,463 at December 31, 2011.

Net cash used in operating activities from continuing operations during Y2-12 was $1,344,012, which was primarily attributable to losses from continuing operations. By comparison, net cash used in continuing operations during Y2-11 was $2,849,100.

[29]

Net cash provided by investing activities from continuing operations during Y2-12 was $119,289 primarily attributable to the Hollywood.com earn-out payments to the Company. By comparison, net cash used in continuing investing activities during Y2-11 was $5,554,461 primarily used to pay Key Brand a working capital adjustment of $3,734,106 in connection with the sale of the Broadway Ticketing business and for payments of $1,740,040 in payroll related bonuses due to the Broadway Sale in Q4-10.

Net cash used in financing activities from continuing operations during Y2-12 was $11,734, which cash was for repayments under capital lease obligations. By comparison, net cash used in continuing financing activities during Y2-11 was $16,435,265, which cash usage was primarily for the purchase of common stock tendered. For additional information about the purchase of common stock tendered, see Note 4 – “Purchase of Common Stock Tendered” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item I, of this Quarterly Report on Form 10-Q.

Sale of Broadway Ticketing Division to Key Brand Entertainment, Inc.

On December 15, 2010, as contemplated by the Stock Purchase Agreement, dated as of December 22, 2009, entered into between Hollywood Media and Key Brand Entertainment Inc. (as amended, the “Purchase Agreement”), Hollywood Media completed the sale of Hollywood Media’s Broadway Ticketing Division (the “Broadway Sale”), through the sale of all of the outstanding capital stock of Theatre Direct NY, Inc. (“Theatre Direct”) to Key Brand Entertainment Inc. (“Key Brand”). Pursuant to the Purchase Agreement, at the closing of the Broadway Sale:

•	Hollywood Media received $20.5 million in cash (including $0.5 million pursuant to the estimated working capital adjustment described in the Purchase Agreement);

•	Hollywood Media, Theatre Direct and Key Brand entered into that certain Second Lien Credit, Security and Pledge Agreement, dated as of December 15, 2010 (the “Credit Agreement”) pursuant to which Key Brand is obligated to pay to the Company $8.5 million at an interest rate of 12% per annum, which obligation matures on December 15, 2015 and is secured on a second lien basis by all stock and assets of Theatre Direct and its subsidiaries;

•	Theatre Direct issued the Company a warrant to purchase 5% of the outstanding shares of common stock of Theatre Direct as of the closing date on a fully diluted basis at an exercise price of $.01 per share (the “Warrant”);

•	Key Brand assumed $1.6 million of liabilities associated with employment agreements with certain employees of Theatre Direct; and

•	Hollywood Media is entitled to receive earn-out payments of up to $14.0 million contingent upon Theatre Direct and its subsidiaries achieving certain revenue targets during the period from the closing date through the end of the tenth full fiscal year of Theatre Direct following the closing date as set forth in the Purchase Agreement. On April 22, 2012, the Company entered into Amendment No. 4 (the "Amendment") to the Broadway Sale Purchase Agreement which entitled the Company to receive an earn-out payment of $7,000,000 on or before October 1, 2012 (regardless of the actual revenues of Theatre Direct and its subsidiaries) and up to an additional $7,000,000 of earn-out payments contingent upon Theatre Direct and its subsidiaries achieving $123 million in revenue (excluding revenue from "group sales") during any annual period from July 1, 2011 through June 30, 2021 (provided that if such earn-out payment is earned based on revenues of Theatre Direct and its subsidiaries for the period from July 1, 2011 to June 30, 2012, then such earn-out payment will (i) be added to the principal amount of the $8.5 million loan due the Company under the Credit Agreement, (ii) accrue and be paid interest in accordance with the Credit Agreement, and (iii) be paid over the then remaining term of the Credit Agreement in equal quarterly installments). See Note 3, “Discontinued Operations” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q for revisions to the earn-out payments.

[30]

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

For additional information about the sale of the Broadway Ticketing Business, see Note 3 “Discontinued Operations” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item I, of this Quarterly Report on Form 10-Q.

Sale of Hollywood.com Business Unit to R&S Investments, LLC

On August 21, 2008, Hollywood Media entered into and simultaneously closed on a definitive purchase agreement with R&S Investments, LLC, pursuant to which R&S Investments acquired the Hollywood.com Business for a potential purchase price of $10.0 million, which included $1.0 million in cash that was paid to Hollywood Media at closing and potential earn-out payments of up to $9.0 million. Since August 21, 2008, $1,892,692 in earn-out payments were paid to Hollywood Media through June 30, 2012 and, therefore, there remains, as of June 30, 2012, $7,107,308 in potential earn-out payments.

Commencing October 1, 2009, R&S Investments is contractually obligated to make periodic earn-out payments equal to the greater of (i) 10 percent of collected gross revenue and (ii) 90 percent of EBITDA (as defined in the purchase agreement) for the Hollywood.com Business until the full earn-out is paid. If a change of control of Hollywood.com occurs before the earn-out is fully paid, the remaining portion of the earn-out would be payable immediately upon such a change of control, up to the amount of consideration received by R&S Investments less related expenses. If the consideration in such a change of control is less than the remaining balance of the earn-out, then the surviving entity which owns the Hollywood.com Business will be obligated to pay the difference in accordance with the same earn-out terms. For information on the extension of payment terms in earn-out receivable under the R&S Purchase Agreement, see Note 9 “Related Party Transactions” in the Notes to the Condensed Consolidated Financial Statements included in Item I, Part I of this Quarterly Report on Form 10-Q.

For additional information about the Hollywood.com business transactions, see Note 3 “Discontinued Operations” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item I, of this Quarterly Report on Form 10-Q.

Sale of CinemaSource UK Limited to Orchard Advertising

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

[31]

Pursuant to the Share Purchase Agreement, the purchase price for the Purchased Shares is U.S. $250,000, payable in cash in a non-interest bearing note in twenty equal quarter-annual installments of $12,500 each over a period of five years. Subject to the terms and conditions of the Share Purchase Agreement, the first installment of the purchase price was due and was paid to the Company on July 31, 2012 and subsequent installments of the purchase price are due every three calendar months thereafter. The Company imputed interest at 16.5%, per annum, on this $250,000 non-interest bearing loan resulting in a discounted amount of $168,014 which was included in the total gain on sale attributable to the sale of Cinemasource UK Limited of $649,215. This gain on sale is included in “Income from Discontinued Operations” in the Condensed Consolidated Statement of Operations included in Item I, Part I of this quarterly report on Form 10-Q. The discounted amount of the non-interest bearing loan is included in “Other Assets” in the condensed consolidated balance sheets included in Item I, Part I of this quarterly report on Form 10-Q.

For additional information about the sale of CinemaSource UK Limited to Orchard Advertising, see Note 3 “Discontinued Operations” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item I, of this Quarterly Report on Form 10-Q.

Purchase of Common Stock Tendered

On February 25, 2011, Hollywood Media announced the final result of a tender offer to purchase up to 8,000,000 shares of its common stock at a price of $2.05 per share (less any applicable withholding taxes and without interest) which expired on February 18, 2011. Hollywood Media accepted 8,000,000 shares for purchase for a total cost of approximately $16.4 million. The number of shares properly tendered and not withdrawn was 24,157,429. Accordingly, payment was made for approximately 33% of the tendered shares, and the rest of the tendered shares were withdrawn from the tender offer. Immediately following the purchase of the tendered shares, Hollywood Media had approximately 23,179,066 shares outstanding. For additional information about the purchase of common stock tendered, see Note 4 – “Purchase of Common Stock Tendered” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item I, of this Quarterly Report on Form 10-Q.

Capital Expenditures

Hollywood Media’s capital expenditures during the six and three months ended June 30, 2012 were $36,222 and $19,332 respectively. We currently anticipate that additional capital expenditures during 2012 will total approximately $64,000 including various system and equipment upgrades.

Authorization of Stock Repurchase Program

Hollywood Media previously reported in its current report on Form 8-K filed with the SEC on October 4, 2007, that its Board of Directors authorized a stock repurchase program (the “Repurchase Program”) under which Hollywood Media may use up to $10.0 million of its cash to repurchase shares of its outstanding common stock. During the second quarter of 2012, no shares of Hollywood Media’s common stock were repurchased under the Repurchase Program.

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

[32]

Off-Balance Sheet Arrangements

At June 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes of the sort contemplated by paragraph (a) (4) of Item 303 of SEC Regulation S-K. As such, management believes that we currently do not have any disclosures to make of the sort contemplated by paragraph (a) (4) of Item 303 of SEC Regulation S-K regarding “off-balance sheet arrangements.”

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

Derivative Instruments

The Company records derivative instruments at fair value in our accompanying condensed consolidated balance sheets with changes in the fair values of those instruments reported in earnings in our condensed consolidated results of operations. The Company does not hold any derivative instruments that reduce risk associated with hedging exposure, accordingly the Company has not designated any of its derivatives liability financial instruments as hedge instruments. For additional information about our significant accounting policies, including the critical accounting policies discussed below, see Note 2 – Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and Note 2 to the Consolidated Financial Statements included in Part II, Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2011, as amended.

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

[33]

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

The Company believes that the disparity between the book value of its assets as compared to the market capitalization of its business is in large part a consequence of market conditions, including perceived risks in the debt markets, the Company’s industry and the broader economy. While the Company believes that some of these risks are unique to specific companies, some represent global industry risks. The Company believes that there is no fundamental change in our underlying business model or prospects for our Company. The Company has evaluated the impairment of its goodwill, giving consideration to these risks, and their impact upon the respective reporting units’ fair values, and has reported impairments where it deems appropriate. The Company believes that the fair value of its remaining reporting unit that contains goodwill at June 30, 2012 and December 31, 2011 exceeded the book value of those units.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of Hollywood Media’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer and Chief Accounting Officer (principal financial and accounting officer), of the effectiveness of Hollywood Media’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation and the material weakness described below, Hollywood Media’s management, including the Chief Executive Officer and Chief Financial Officer and Chief Accounting Officer, have concluded that Hollywood Media’s disclosure controls and procedures were not effective, as of June 30, 2012, to ensure that information required to be disclosed by Hollywood Media in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to Hollywood Media’s management, including the Chief Executive Officer and Chief Financial Officer and Chief Accounting Officer, to allow timely decisions regarding required disclosure.

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

A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board Auditing Standard No. 5), or a combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of June 30, 2012, Hollywood Media had not remediated these material weaknesses.

[35]

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

[36]

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Hollywood Media did not issue any securities during the quarter ended June 30, 2012, in transactions that were not registered under the Securities Act of 1933.

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

During the second quarter of 2012, no shares of Hollywood Media common stock were purchased under the Repurchase Program.  As of June 30, 2012, the maximum approximate dollar value of shares that may have been purchased under the Repurchase Program was $2,697,843 (calculated by subtracting (i) the total price paid for all shares purchased under the Repurchase Program from inception through June 30, 2012 or $7,302,157 from (ii) the $10,000,000 potential maximum dollar value of repurchases approved under the life of the Repurchase Program).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

[37]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer (principal executive officer) pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer and Chief Accounting Officer (principal financial and accounting officer) pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer (principal executive officer) pursuant to 18 U.S.C. 1350.

32.2	Certification of Chief Financial Officer and Chief Accounting Officer (principal financial and accounting officer) pursuant to 18 U.S.C. 1350.

101**	The following financial information from Hollywood Media Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011, (ii) Condensed Consolidated Statements of Operations (unaudited) for the six and three months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2012 and 2011, and (iv) the Notes to Condensed Consolidated Financial Statements (unaudited).

**	Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Date Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

[38]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYWOOD MEDIA CORP.

Date: August 20, 2012	By:	/s/ Mitchell Rubenstein
Mitchell Rubenstein, Chairman of the Board and Chief Executive Officer (Principal executive officer)

Date: August 20, 2012	By:	/s/ Tammy G. Hedge
Tammy G. Hedge, Chief Financial Officer and Chief Accounting Officer (Principal financial and accounting officer)

[39]