Form 10-Q/A
period 2012-06-30
HOLLYWOOD MEDIA CORP
filed 2012-09-12
CIK 912544

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

Commission File No. 1-14332

HOLLYWOOD MEDIA CORP.

(Exact name of registrant as specified in its charter)

Florida	65-0385686
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	dentification No.)

2255 Glades Road, Suite 221A
Boca Raton, Florida	33431
(Address of principal executive offices)	(zip code)

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

As of August 13, 2012, there were 23,179,066 shares of the registrant’s common stock, $.01 par value, outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Hollywood Media Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the condensed consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1(1)	Certification of Chief Executive Officer (principal executive officer) pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2(1)	Certification of Chief Financial Officer and Chief Accounting Officer (principal financial and accounting officer) pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1(1)	Certification of Chief Executive Officer (principal executive officer) pursuant to 18 U.S.C. 1350.

32.2(1)	Certification of Chief Financial Officer and Chief Accounting Officer (principal financial and accounting officer) pursuant to 18 U.S.C. 1350.

101(2)**

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

(1)	These exhibits were previously filed as an exhibit to Hollywood Media Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, as filed with the Securities and Exchange Commission on August 20, 2012.

(2)	Submitted electronically herewith.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYWOOD MEDIA CORP.
Date: September 12, 2012	By:	/s/ Mitchell Rubenstein
Mitchell Rubenstein, Chairman of the Board and Chief Executive Officer (Principal executive officer)

Date: September 12, 2012	By:	/s/ Tammy G. Hedge
Tammy G. Hedge, Chief Financial Officer and Chief Accounting Officer (Principal financial and accounting officer)