Form 10-Q
period 2012-09-30
HOLLYWOOD MEDIA CORP
filed 2012-11-19
CIK 912544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes   ☐   No ☒

As of November 13, 2012, there were 23,179,066 shares of the registrant’s common stock, $.01 par value, outstanding.

HOLLYWOOD MEDIA CORP.

Table of Contents

		Page(s)

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	3

	Condensed Consolidated Statements of Operations (unaudited) for the Nine and Three Months ended September 30, 2012 and 2011	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months ended September 30, 2012 and 2011	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6-23

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23-40

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	41

ITEM 4.	CONTROLS AND PROCEDURES	41-42

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	43

ITEM 1A.	RISK FACTORS	43

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	43

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	43

ITEM 4.	MINE SAFETY DISCLOSURES	43

ITEM 5.	OTHER INFORMATION	44

ITEM 6.	EXHIBITS	44

[2]

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,959,801	$3,683,063
Prepaid expenses	278,632	316,430
Other receivables	32,810	-
Related party receivable	35,735	521,497
Current portion of deferred compensation	430,000	430,000
Current assets of discontinued operations	-	566,691
Total current assets	6,736,978	5,517,681

PROPERTY AND EQUIPMENT, net	214,211	283,574
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED INVESTEES	138,537	1,573,325
INTANGIBLE ASSETS, net	10,791	17,116
GOODWILL	6,200,000	9,800,000
OTHER ASSETS	803,993	58,628
DEFERRED COMPENSATION, less current portion	626,151	948,651
LONG TERM ASSETS OF DISCONTINUED OPERATIONS	-	23,814
TOTAL ASSETS	$14,730,661	$18,222,789

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$394,531	$387,070
Accrued expenses and other	919,733	646,821
Deferred revenue	120,194	264,228
Current portion of capital lease obligations	17,345	21,829
Current liabilities of discontinued operations	-	1,130,268
Total current liabilities	1,451,803	2,450,216

CAPITAL LEASE OBLIGATIONS, less current portion	6,341	16,203
OTHER DEFERRED LIABILITY	26,145	42,514
DEFERRED REVENUE	35,975	46,200
DERIVATIVE LIABILITIES	60,000	1,090,000
LONG TERM LIABILITIES OF DISCONTINUED OPERATIONS	-	2,158

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; 23,179,066 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	231,791	231,791
Additional paid-in capital	293,616,319	293,616,319
Accumulated deficit	(280,697,713)	(279,272,612)
Total shareholders’ equity	13,150,397	14,575,498
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,730,661	$18,222,789

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

[3]

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011

NET REVENUES	$429,082	$841,546	$96,035	$152,424

OPERATING COSTS AND EXPENSES
Editorial, production, development and technology	391,503	562,042	108,727	105,140
Selling, general and administrative	1,839,990	2,270,799	639,012	543,350
Payroll and benefits	1,619,487	2,843,556	368,904	1,232,765
Depreciation and amortization	113,032	162,653	37,868	50,014

Total operating costs and expenses	3,964,012	5,839,050	1,154,511	1,931,269

Loss from operations	(3,534,930)	(4,997,504)	(1,058,476)	(1,778,845)

(LOSSES) EARNINGS OF UNCONSOLIDATED INVESTEES
Equity in (losses) earnings of unconsolidated investees	(141,851)	409,591	(159,665)	230,008
Impairment loss	(3,600,000)	(4,795,783)	(3,600,000)	(4,795,783)

Total equity in losses of unconsolidated investees	(3,741,851)	(4,386,192)	(3,759,665)	(4,565,775)

OTHER INCOME (EXPENSE)
Interest, net	777,411	789,660	264,400	260,381
Other, net	1,108,312	1,630,952	1,109,986	501,845

Loss from continuing operations before income taxes	(5,391,058)	(6,963,084)	(3,443,755)	(5,582,394)
Income tax benefit	1,498,482	-	1,127,612	-
Loss from continuing operations	(3,892,576)	(6,963,084)	(2,316,143)	(5,582,394)

Gain on sale of discontinued operations, net of income taxes	2,444,891	254,842	1,839,788	155,539
Income (loss) from discontinued operations	22,584	(162,871)	-	2,519

Income from discontinued operations	2,467,475	91,971	1,839,788	158,058

Net loss	(1,425,101)	(6,871,113)	(476,355)	(5,424,336)

NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	(30,027)	-	5,312

Net loss attributable to Hollywood Media Corp.	$(1,425,101)	$(6,901,140)	$(476,355)	$(5,419,024)

Basic and diluted (loss) income per common share
Continuing operations	$(0.17)	$(0.28)	$(0.10)	$(0.24)
Discontinued operations	0.11	-	0.08	0.01
Total basic and diluted net loss per share	$(0.06)	$(0.28)	$(0.02)	$(0.23)

Weighted average common and common equivalent shares outstanding – basic	23,179,066	24,790,790	23,179,066	23,179,066

Weighted average common and common equivalent shares outstanding – diluted	23,179,066	24,790,790	23,179,066	23,179,066

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of operations.

[4]

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,425,101)	$(6,871,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations	(1,907,475)	(91,971)
Income tax benefit	(1,498,482)	-
Depreciation and amortization	113,032	162,653
Amortization of deferred compensation costs – officers	322,500	233,850
Equity in losses of unconsolidated investees, net of distributions or dividends	324,496	641,697
Loss on disposal of fixed assets	1,387	-
Gain on sale of business	(689,762)	-
Goodwill impairment	3,600,000	4,795,783
Change in fair value of derivative liabilities	(1,030,000)	(635,112)

Changes in assets and liabilities:
Prepaid expenses	37,798	202,824
Other receivables	78,701	4,695
Related party receivable	36,500	(24,195)
Other assets	(41,401)	(40,603)
Derivative liability	-	(104,888)
Accounts payable	7,461	(137,882)
Accrued expenses and other	272,912	26,085
Deferred revenue	(154,259)	(90,015)
Other deferred liability	(16,369)	(25,992)
Net cash used in operating activities – continuing operations	(1,968,062)	(1,954,184)
Net cash used in operating activities – discontinued operations	(38,134)	(28,468)
Net cash used in operating activities	(2,006,196)	(1,982,652)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(36,222)	(86,367)
Acquisition of intangible assets	-	(25,300)
Net proceeds (expenditures) from sale of assets and businesses	1,230,500	(5,309,122)
Net cash provided by (used in) investing activities – continuing operations	1,194,278	(5,420,789)
Net cash provided by (used in) investing activities – discontinued operations	3,105,511	(8,306)
Net cash provided by (used in) investing activities	4,299,789	(5,429,095)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under capital lease obligations	(16,855)	(53,005)
Purchase of tendered common stock	-	(16,400,000)
Net cash used in financing activities – continuing operations	(16,855)	(16,453,005)
Net cash used in financing activities – discontinued operations	-	(2,362)
Net cash used in financing activities	(16,855)	(16,455,367)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,276,738	(23,867,114)

CASH AND CASH EQUIVALENTS, beginning of period	3,683,063	29,406,063

CASH AND CASH EQUIVALENTS, end of period	5,959,801	5,538,949

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
Interest paid	$5,120	$17,546
Income taxes paid	$38,508	$130,296

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

[5]

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)	BASIS OF PRESENTATION AND CONSOLIDATION:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by Hollywood Media Corp. (“Hollywood Media”, “our” or “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The accompanying financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly Hollywood Media’s condensed consolidated financial position, results of operations and cash flows. The results of operations for the nine and three months ended September 30, 2012 and the cash flows for the nine months ended September 30, 2012 are not necessarily indicative of the results of operations or cash flows for the remainder of 2012. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2011, as amended, as filed with the Securities and Exchange Commission.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

Hollywood Media’s consolidated financial statements include the accounts of Hollywood Media and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Hollywood Media’s 50%, 26.2% and 20.65% ownership interests in NetCo Partners, MovieTickets.com and Project Hollywood LLC, respectively, are accounted for under the equity method of accounting. On August 28, 2012 Hollywood Media assigned to Baseline Holdings all of Hollywood Media’s membership interest in Project Hollywood in exchange for total consideration of $1,800,000. See Note 9, “Related Party Transactions” to these unaudited Condensed Consolidated Financial Statements for more information on the assignment of the membership interest of Hollywood Media in Project Hollywood, LLC.

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

[6]

The weighted average number of common shares issuable upon conversion of convertible securities and upon exercise of outstanding options and warrants totaled 75,000 shares for each of the nine and three months ended September 30, 2012 and such shares were excluded from the calculation of basic and diluted loss per share for the nine and three months ended September 30, 2012, because their impact was anti-dilutive to the loss per share from continuing operations. Unvested shares are not included in the basic calculation until vesting occurs and are not included in the diluted calculation because they are anti-dilutive. There were no unvested shares as of September 30, 2012 and 2011, respectively.

	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011

Basic weighted average shares outstanding	23,179,066	24,790,790	23,179,066	23,179,066
Effect of dilutive unvested restricted stock	-	-	-	-
Dilutive weighted average shares outstanding	23,179,066	24,790,790	23,179,066	23,179,066

Options to purchase shares of Common Stock and
other stock-based awards outstanding which are not
included in the calculation of diluted income (loss)
per share because their impact is anti-dilutive	75,000	80,435	75,000	80,435

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

[7]

(3)	DISCONTINUED OPERATIONS:

Sale of Broadway Ticketing Division to Key Brand Entertainment, Inc.

On December 15, 2010, Hollywood Media completed the sale of its Broadway Ticketing Division (“the Broadway Sale”) through the sale of all of the outstanding capital stock of Theatre Direct NY, Inc. (“Theatre Direct”) to Key Brand Entertainment Inc. (“Key Brand”), as contemplated by the Stock Purchase Agreement, dated as of December 22, 2009, as amended, entered into between Hollywood Media and Key Brand (“the Purchase Agreement”). There are no material relationships among Hollywood Media and Key Brand or any of their respective affiliates other than in respect of the Purchase Agreement and the related ancillary agreements.

Pursuant to the Purchase Agreement, at the closing of the Broadway Sale, (a) Hollywood Media received (i) $20,530,102 in cash (including $530,102 pursuant to the estimated working capital adjustment described in the Purchase Agreement), (ii) a $8,500,000 note (“the Loan”) from Key Brand pursuant to a Second Lien, Security and Pledge Agreement, dated as of December 15, 2010 (the “Credit Agreement”), pursuant to which Key Brand is obligated to pay Hollywood Media interest at a rate of 12% per annum, with the loan maturing on December 15, 2015, which Loan is secured on a second lien basis by all stock and assets of Theatre Direct and its subsidiaries, and (iii) a warrant to purchase 5% of the outstanding shares of common stock of Theatre Direct as of the closing date on a fully diluted basis at an exercise price of $.01 per share (the “Warrant”), and (b) Key Brand assumed $1,600,000 of liabilities associated with employment agreements with certain employees of Theatre Direct. In addition, Hollywood Media was entitled to receive earnout payments (“the Earnout”) of up to $14,000,000, in two $7,000,000 tranches, contingent upon Theatre Direct and its subsidiaries achieving certain revenue targets during the period from the closing date through the end of the 10th full fiscal year following the closing date as set forth in the Purchase Agreement.

In connection with the Credit Agreement, Hollywood Media, Key Brand and JPMorgan Chase Bank, N.A., as administrative agent for the senior secured lenders of Key Brand, entered into a Subordination and Intercreditor Agreement, dated December 15, 2010 (the “Intercreditor Agreement”) which defines the rights and obligations of the senior secured lenders and Hollywood Media as subordinated lender, including, without limitation, the rights of payment and the subordination of the security interests of Hollywood Media.

Amendment to the Broadway Sale Purchase Agreement

On April 22, 2012, the Company entered into Amendment No. 4 (the “Amendment”) to the Purchase Agreement. Pursuant to the Amendment, the Company consented to the contribution of the “group sales” business (but not the Broadway.com consumer ticketing business) owned by Key Brand to a newly formed joint venture (the “Group Sales JV”; such contribution, the “Group Sales Contribution”). The balance of the business sold to Key Brand under the terms of the Purchase Agreement, which included Broadway.com, remained at Key Brand and Theatre Direct. As part of the Amendment, Key Brand agreed to pay the first $7 million earnout amount (the “First $7 Million Earnout”) to the Company on or before October 1, 2012 regardless of the actual revenues of Theatre Direct and its subsidiaries for the fiscal year of Key Brand ending June 30, 2012. The First $7 Million Earnout amount was paid by Key Brand to the Company on October 1, 2012 and was recorded upon collection of the $7 million received on October 1, 2012. In addition, the revenue calculation for the second $7 million earnout amount (the “Second $7 Million Earnout”) was modified to exclude “group sales” (and the revenues of the new joint venture conducting such business) and the target for the Second $7 Million Earnout was reduced from $150 million to $123 million accordingly. On October 5, 2012, Hollywood Media received written notice from Key Brand that Theatre Direct achieved the revenue target for the Second $7 Million Earnout in Key Brand’s fiscal year ended June 30, 2012. Accordingly, pursuant to the Amendment, the Second $7 Million Earnout was added as of October 1, 2012 to the principal amount of the Loan under the Credit Agreement. Pursuant to the Credit Agreement, interest at a rate of 12% per annum and principal on such Second $7 Million Earnout amount will be amortized over the term of the Credit Agreement in equal quarterly installments. As a result of the Second $7 Million Earnout being added to the $8.5 million principal amount of the Loan, the principal amount of the Loan due Hollywood Media by Key Brand was $15.5 million as of October 1, 2012.

[8]

The Company also consented to certain amendments to the Credit Agreement, including consent to the Group Sales Contribution and to provide for additional reporting requirements. The Company also agreed to amend the Intercreditor Agreement to provide that, subject to Key Brand’s compliance with the terms and conditions of its senior secured credit agreement, Key Brand would be permitted to make scheduled quarterly installment payments of the Second Earnout amounts prior to the maturity of the Credit Agreement, notwithstanding that the obligations under the Credit Agreement are subordinated to $15 million of Key Brand’s obligations under the senior secured credit agreement.

Hollywood Media will record a gain on the earnout upon collection of consideration. The Warrant will be marked to market each reporting period to reflect changes in fair value. Hollywood Media received payments of $776,333 and $260,667 of interest from Key Brand during the nine and three months ended September 30, 2012, respectively, and $773,500 and $260,667 in payments of interest from Key Brand during the nine and three months ended September 30, 2011, respectively, in accordance with the terms of the Loan which was included in “Interest, net” in the accompanying condensed consolidated statements of operations for the nine and three months ended September 30, 2012 and 2011, respectively.

After the closing date of the sale of Theatre Direct pursuant to the Purchase Agreement, Hollywood Media delivered on March 14, 2011 to Key Brand a closing statement setting forth Hollywood Media’s calculation of Theatre Direct’s working capital as of the closing date determined in the manner described in the Purchase Agreement. Pursuant to the closing statement, Hollywood Media accrued $3,702,620 as a working capital adjustment as of December 31, 2010 under the agreement which included $530,102 related to the estimated working capital delivered at closing by Key Brand. The working capital adjustment of $3,734,106 was paid on March 22, 2011 and included $31,486 of interest which is included in “Gain (loss) on sale of discontinued operations, net of income taxes” in the accompanying condensed consolidated statements of operations for the nine and three months ending September 30, 2011.

Hollywood.com Business

On August 21, 2008, Hollywood Media entered into a purchase agreement (the “R&S Purchase Agreement”) with R&S Investments, LLC (“R&S Investments”) for the sale of Hollywood Media’s subsidiaries Hollywood.com, Inc. and Totally Hollywood TV, LLC (collectively, the “Hollywood.com Business”). R&S Investments is wholly-owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Laurie S. Silvers, Hollywood Media’s President, Secretary and Vice-Chairperson of the Board. Pursuant to the R&S Purchase Agreement, Hollywood Media sold the Hollywood.com Business to R&S Investments for a potential purchase price of $10,000,000 cash, which included $1,000,000 that was paid to Hollywood Media at closing and potential earnout payments totaling $9,000,000, of which $1,892,692 had been paid as of September 30, 2012. Hollywood Media recognized $412,684 and $85,926 in earnout gain during the nine and three months ended September 30, 2012, respectively, and $460,037 and $155,538 in earnout gain during the nine and three months ended September 30, 2011, respectively, which is included in “Income from discontinued operations” in our accompanying condensed consolidated statements of operations. Hollywood Media does not have a significant continuing involvement in the Hollywood.com Business operations.

[9]

Buyout of Obligation of R&S Investments, LLC to Pay Hollywood.com Earnout

On August 28, 2012, (1) Hollywood Media and R&S Investments entered into an Agreement (the “R&S Agreement”) regarding the R&S Purchase Agreement, (2) Hollywood Media, Mr. Rubenstein and Ms. Silvers entered into a letter agreement regarding the R&S Agreement (the “Rubenstein Silvers Letter Agreement”), and (3) R&S Investments provided Hollywood Media with a letter regarding a contingent additional payment (the “R&S Letter”).  As described below, the R&S Agreement and the Rubenstein Silvers Letter Agreement and the transactions contemplated by the R&S Agreement and the Rubenstein Silvers Letter Agreement were approved by a Special Committee of Hollywood Media’s Board of Directors comprised solely of independent directors (the “Special Committee”).

Pursuant to the R&S Agreement, in exchange for R&S Investments paying Hollywood Media $2,950,000 in cash (the “Buyout Amount”), which payment has been made to Hollywood Media, R&S Investments fully satisfied all of its obligation to pay the purchase price under Section 3.1 of the R&S Purchase Agreement and any additional consideration or earnout payment under Section 3.3 of the R&S Purchase Agreement, and R&S Investments shall have no further obligations and/or liabilities (and Hollywood Media shall have no further rights and/or remedies) under Article III of the R&S Purchase Agreement or otherwise.

Pursuant to the Rubenstein Silvers Letter Agreement, Mr. Rubenstein agreed that, in connection with the transaction consummated under the R&S Agreement and in addition to the Buyout Amount, the next $280,000 of the MovieTickets.com 5% Interest (as defined in the Amended and Restated Employment Agreement dated as of December 22, 2008, between Hollywood Media and Mr. Rubenstein, as amended (the “Rubenstein Employment Agreement”)) that would be distributed by Hollywood Media to Mr. Rubenstein pursuant to the Rubenstein Employment Agreement will be retained by Hollywood Media (and not paid to Mr. Rubenstein) and is a reduction to “Derivative Liabilities” in the accompanying condensed consolidated balance sheets.

In addition, pursuant to the Rubenstein Silvers Letter Agreement, Ms. Silvers agreed that, in connection with the transaction consummated under the R&S Agreement and in addition to the Buyout Amount, the next $280,000 of the MovieTickets.com 5% Interest (as defined in the Amended and Restated Employment Agreement dated as of December 22, 2008, between Hollywood Media and Ms. Silvers, as amended (the “Silvers Employment Agreement”)) that would be distributed by Hollywood Media to Ms. Silvers pursuant to the Silvers Employment Agreement will be retained by Hollywood Media (and not paid to Ms. Silvers) and is a reduction to “Derivative Liabilities” in the accompanying condensed consolidated balance sheets.

Pursuant to the R&S Letter, R&S Investments agreed that in the event of a sale of all the assets of Hollywood.com, LLC to one person or a group of persons not controlled, directly or indirectly, by Mr. Rubenstein and Ms. Silvers or their heirs, personal representatives or affiliates prior to August 31, 2015, R&S Investments shall pay to Hollywood Media $3,500,000 or, if less, the amount received by R&S Investments in connection with such transaction.

The Special Committee unanimously approved the R&S Agreement and the Rubenstein Silvers Letter Agreement and determined that the transactions contemplated by the R&S Agreement and the Rubenstein Silvers Letter Agreement were advisable, fair to and in the best interests of Hollywood Media and its shareholders. In connection with approving the transactions contemplated by the R&S Agreement and the Rubenstein Silvers Letter Agreement, the Special Committee received a fairness opinion from a firm with experience in valuation work, which stated that as of August 28, 2012, based upon and subject to (and in reliance on) the assumptions made, matters considered and limits of such review, in each case as set forth in its opinion, the Buyout Amount which was paid by R&S Investments was fair from a financial point of view to Hollywood Media.

[10]

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

Pursuant to the Share Purchase Agreement, the purchase price for the Purchased Shares is U.S. $250,000, payable in cash in a non-interest bearing loan in twenty equal quarter-annual installments of $12,500 each over a period of five years. Subject to the terms and conditions of the Share Purchase Agreement, the first installment of the purchase price was due and was paid to the Company on July 31, 2012 and subsequent installments of the purchase price are due every three calendar months thereafter. The Company imputed interest at 16.5% per annum on this non-interest bearing loan resulting in a discounted amount of $168,014 which was included in the total gain on sale attributable to the sale of Cinemasource UK Limited of $649,215. This gain on sale is included in “Income (loss) from discontinued operations” in our accompanying Condensed Consolidated Statements of Operations.  The current portion of the discounted amount of the non-interest bearing loan is included in “Other receivables” and the long-term portion of the non-interest bearing loan is included in “Other assets” in our accompanying condensed consolidated balance sheets.

The purchase price for the Purchased Shares is collateralized by a lien on the Purchased Shares (and certain dividends, payments or other derivative assets received in respect of the Purchased Shares) pursuant to the terms of the share charge deed, dated as of May 1, 2012, between the Company and Buyer (the “Share Charge Deed”). Except as permitted by the Share Purchase Agreement, the Share Charge Deed also restricts Buyer from (i) permitting any other lien to exist against the Purchased Shares (and certain dividends, payments or other derivative assets received in respect of the Purchased Shares), (ii) selling or transferring the Purchased Shares (and certain dividends, payments or other derivative assets received in respect of the Purchased Shares), and (iii) disposing of the equity or redemption in respect of the Purchased Shares (and certain dividends, payments or other derivative assets received in respect of the Purchased Shares).  In the event of (i) a transaction whereby any persons or group of persons acting in concert purchase at least 80% of the Purchased Shares or at least 80% of the issued share capital of each of the subsidiaries of Cinemasource UK Limited or Buyer, or (ii) a transaction whereby any person or group of persons acting in concert purchase the whole or substantially the whole of the business and assets of Cinemasource UK Limited and its subsidiaries (each, an “Exit Event”), then (A) if the proposed purchaser in such Exit Event is a “connected person” to Buyer (as defined in the Share Purchase Agreement) or if the aggregate consideration payable to Buyer, Cinemasource UK Limited and its subsidiaries, and/or the shareholders of Buyer in respect of an Exit Event (the “Subsequent Sale Proceeds”) exceeds the balance of the purchase price remaining to be paid by Buyer to the Company under the Share Purchase Agreement (the “Balance”), then the Balance shall become immediately payable to the Company or (B) if the proposed purchaser is not a “connected person” to Buyer and the Subsequent Sale Proceeds are less than the Balance, then Buyer will pay to the Company the amount of the Subsequent Sale Proceeds in lieu of the Balance, unless the Company demands that the Purchased Shares are transferred back to the Company (and Buyer transfers the Purchased Shares back to the Company) in satisfaction of the Balance.

[11]

Pursuant to ASC Topic No. 360, “Accounting for the Impairment or Disposal of Long-Lived Assets” ASC 360, the Company’s condensed consolidated financial statements have been reclassified for all periods presented to reflect the operations, assets and liabilities of Cinemasource UK Limited as discontinued operations. The sale of Cinemasource UK Limited qualifies for discontinued operations treatment under ASC 360. The assets and liabilities of such operations have been reclassified as current or long term “Assets of discontinued operations” and current and long term “Liabilities of discontinued operations” in the accompanying December 31, 2011 consolidated balance sheet, and consist of the following:

December 31, 2011

Current assets	$566,691
Property and equipment, net	23,814

Total assets of discontinued operations	$590,505

Current liabilities	$1,130,268
Long-term liabilities	2,158

Total liabilities of discontinued operations	$1,132,426

Results from Discontinued Operations

The net income from discontinued operations has been classified in the accompanying condensed consolidated statements of operations as “Income (loss) from discontinued operations” and includes the gain on sale of the Hollywood.com Business and the gain on sale of Cinemasource UK Limited Business. Summarized results of discontinued operations include the operating gain from the Hollywood.com Business and the operating gain from the Cinemasource UK Limited Business and through their respective dates of disposition, for the nine and three months ended September 30, 2012 and 2011.

[12]

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Revenues:	$701,857	$2,105,767	$-	$708,196

Gain on sale of discontinued operations	3,943,373	254,842	2,967,402	155,539
Income tax expense	(1,498,482)	-	(1,127,614)	-
Gain on sale of discontinued operations, net of income taxes	2,444,891	254,842	1,839,788	155,539

Income (loss) from discontinued operations	22,584	(162,871)	-	2,519

Income from discontinued Operations	$2,467,475	$91,971	$1,839,788	$158,058

(4)	PURCHASE OF COMMON STOCK TENDERED:

On February 25, 2011, Hollywood Media announced the final results of a tender offer to purchase up to 8,000,000 shares of its common stock at a price of $2.05 per share (less any applicable withholding taxes and without interest) which tender offer expired on February 18, 2011. Hollywood Media accepted 8,000,000 shares for purchase for a total cost of approximately $16,400,000. The number of shares properly tendered was 24,157,429. Accordingly, payment was made for approximately 33% of the tendered shares, and the rest of the tendered shares were withdrawn from the tender offer. Immediately following the purchase of the tendered shares, Hollywood Media had 23,179,066 shares of common stock outstanding. During the nine and three months ended September 30, 2012, respectively, Hollywood Media did not repurchase shares of its common stock.

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

Compensation Liabilities

On December 29, 2009, the Company and Mitchell Rubenstein and Laurie S. Silvers entered into amended and restated employment agreements which include a compensation arrangement that includes the right for each to receive 5% of all of the distributions that the Company receives from its interest in MovieTickets.com which includes 5% to each of all proceeds received by the Company from either dividends or from the sale of all or any portion of MovieTickets.com.  In connection with the buyout of the obligation of R&S Investments, LLC to pay to Hollywood Media the Hollywood.com earnout under the R&S Purchase Agreement, the Rubenstein Silvers Letter Agreement reduced the amount of distributions payable to Mr. Rubenstein and Ms. Silvers. See Note 3, “Discontinued Operations” to these unaudited Condensed Consolidated Financial Statements for more information regarding these transactions. The fair value of this liability, which was initially measured on March 15, 2011, the date that the compensation arrangement was effective, is recorded in “Derivative Liabilities”, with any changes in the fair value recorded in “Other, net” in the accompanying condensed consolidated statements of operations. See Note 3, “Discontinued Operations” to these unaudited Condensed Consolidated Financial Statements for information on the Buyout Amount and its reduction of the derivative liability. At September 30, 2012, the fair value of the derivative liability was $60,000.

Warrant

In conjunction with the Broadway Sale, the Company received a warrant to purchase 5% of the outstanding shares of common stock of Theatre Direct, which can only be exercised upon a Conversion Event, as defined, and which also contains a put option that allows the Company, after the seventh anniversary of the issue date, to put the warrant to Key Brand for the greater of (i) fair market value of the shares and (ii) $1.0 million.  The warrant is revalued on a recurring basis. After estimating future cash flows adjusted for risk factors it was determined that the fair value was not material at September 30, 2012.

[14]

Certain assets such as long-lived assets and goodwill are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as impairment review. In those circumstances, fair value measurements are principally based upon unobservable inputs (Level 3 of the fair value hierarchy) using the Company’s own assumptions in determining fair value.

The following table presents the Company’s derivative liabilities and warrant on a recurring basis and the Company’s goodwill on a non-recurring basis within the fair value hierarchy utilized to measure fair value as of September 30, 2012:

	Level 1	Level 2	Level 3

Derivative liabilities – September 30, 2012	-0-	-0-	$60,000

Warrant – September 30, 2012	-0-	-0-	$-0-

Goodwill – September 30, 2012	-0-	-0-	$6,200,000

There were no transfers between the levels of the fair value hierarchy during the quarter ended September 30, 2012.

The following table presents a reconciliation of the compensation derivative liabilities measured at fair value on a recurring basis using significant unobservable input (Level 3) from December 31, 2011 to September 30, 2012:

Compensation
derivative
liabilities

Balance at December 31, 2011	$1,090,000
Change in fair value included in earnings	(470,000)
Change in Fair Value Resulting from R&S
Agreement Waivers included in Income from
Discontinued Operations	(560,000)
Balance at September 30, 2012	$60,000

(6)	SEGMENT REPORTING:

Hollywood Media’s reportable segments are Ad Sales, Intellectual Properties, and Other.

The Ad Sales segment consists of Hollywood Media’s investment in MovieTickets.com. Prior to the sale of Cinemasource UK Limited on May 1, 2012 (which business included UK Theatres Online Limited, Spring Leisure Limited, Cinemasonline Limited and WWW.CO.UK Limited), the Ad Sales segment also sold advertising on plasma TV displays throughout the U.K. and Ireland, on lobby display posters, movie brochure booklets and ticket wallets distributed in cinemas, live theater and other entertainment venues in the U.K. and Ireland. See Note 3, “Discontinued Operations” to these unaudited Condensed Consolidated Financial Statements for information on the sale of Cinemasource UK Limited.

[15]

The Intellectual Properties segment owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses across all media. This segment also includes Tekno Books, a book development business.

The Other segment is comprised of payroll and benefits for corporate and administrative personnel as well as other corporate-wide expenses such as legal fees, audit fees, proxy costs, insurance, centralized information technology, and includes consulting fees and other fees and costs relating to compliance with the provisions of the Sarbanes-Oxley Act of 2002 that require Hollywood Media to make an assessment of and report on internal control over financial reporting. This segment also includes Hollywood Media’s investment in Project Hollywood. On August 28, 2012 Hollywood Media assigned to Baseline Holdings all of Hollywood Media’s membership interest in Project Hollywood in exchange for total consideration of $1,800,000. See Note 9, “Related Party Transactions” to these unaudited Condensed Consolidated Financial Statements for more information on the assignment of Hollywood Media’s membership interest in Project Hollywood, LLC.

There are no intersegment sales or transfers.

As of September 30, 2012, the Ad Sales segment consists of the Company’s investment in MovieTickets.com. As the Company accounts for its investment in MovieTickets.com under the equity method of accounting, there are no net revenues, operating income (loss), capital expenditures or depreciation and amortization expense to report for the Ad Sales segment. The following table illustrates the financial information regarding Hollywood Media’s reportable segments.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Revenues:
Intellectual Properties	$429,082	$841,546	$96,035	$152,424
Other	-	-	-	-
	$429,082	$841,546	$96,035	$152,424

Operating Income (Loss):
Intellectual Properties	$(78,896)	$65,091	$(55,515)	$(9,934)
Other	(3,456,034)	(5,062,595)	(1,002,961)	(1,768,911)
	$(3,534,930)	$(4,997,504)	$(1,058,476)	$(1,778,845)

Capital Expenditures:
Intellectual Properties	$-	$6,140	$-	$-
Other	36,222	80,227	-	21,867
	$36,222	$86,367	$-	$21,867

Depreciation and Amortization Expense:
Intellectual Properties	$3,336	$1,318	$1,112	$991
Other	109,696	161,335	36,756	49,023
	$113,032	$162,653	$37,868	$50,014

[16]

	September 30,	December 31,
	2012	2011
	(unaudited)
Segment Assets:
Ad Sales (1)	$6,197,998	$10,017,175
Intellectual Properties	957,709	1,201,695
Other (1)	7,574,954	7,003,919
	$14,730,661	$18,222,789

(1)	December 31, 2011 segment assets have been adjusted for the reclassification of assets related to Cinemasource UK Limited of $590,507 from the Ad Sales segment to the Other segment.

During the three months ended September 30, 2012, due to a deterioration in the Ad Sales Division and its prospects over the next twelve months, we performed an interim impairment test of goodwill in connection with the preparation of our financial statements for the three months ended September 30, 2012.

For purposes of testing goodwill for potential impairment, we estimated the fair value of the applicable reporting unit to which all goodwill is allocated using generally accepted valuation methodologies, including market and income based approaches, and relevant data available through and as of November 14, 2012. The market approach is a valuation method in which fair value is estimated based on observed market prices of publicly traded guideline companies.  Under the market approach, the valuation process is essentially that of comparison and correlation between the subject company and other similar companies. The income approach is a method in which fair value is estimated based on the cash flows that an asset could be expected to generate over its useful life, including residual value cash flows. These cash flows are then discounted to their present value equivalents using a rate of return that accounts for the relative risk of not realizing the estimated annual cash flows and for the time value of money.  The key inputs to the discounted cash flow model were our historical and estimated future revenues and the discount rate, among others.

During the three months ended September 30, 2012, as a result of this testing, it was determined that the future cash flow of this (or assets comprised by this) business unit is likely impaired, and the risk associated with previously expected cash flows has increased.  Accordingly, we concluded that goodwill was impaired and we recorded a non-cash goodwill impairment charge of $3,600,000 in the third quarter of 2012.  This charge, representing approximately 58% of the previous carrying value is included in the impairment loss line item in “Earnings (Losses) of Unconsolidated Investees” in our condensed consolidated statement of operations for the three and nine months ended September 30, 2012. The perceived increased uncertainty and risk associated with expected cash flows are based in part upon the dispute discussed at Note 7, “Certain Commitments and Contingencies” in these unaudited Condensed Consolidated Financial Statements.

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

[17]

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

Hollywood Media is from time to time party to various other legal proceedings, including matters arising in the ordinary course of business.  Currently, the Company is unaware of any actual or threatened litigation against it.

(8)	MOVIETICKETS.COM:

Hollywood Media owns 26.2% of the equity in MovieTickets.com, Inc. as of September 30, 2012 and shares in 26.2% of the income or losses generated by the joint venture.  This investment is recorded under the equity method of accounting, recognizing 26.2% of ownership of MovieTickets.com income or loss as “Equity (losses) in earnings of unconsolidated investees” in the accompanying condensed consolidated balance sheets.

Hollywood Media recorded its 26.2% share of net loss or $252,855 and $180,740 under “Earnings (Losses) of Unconsolidated Investees” in the accompanying unaudited condensed consolidated statement of operations for the nine and three months ended September 30, 2012, respectively. Hollywood Media did not record $23,903 of its share of losses from MovieTickets.com for the nine and three months ended September 30, 2012 respectively, because accumulated dividends and net losses from 2012 and prior years exceeded the Company’s investment in MovieTickets.com as of September 30, 2012. The Company recorded $409,232 and $230,164 in earnings of unconsolidated investees for the nine and three months ended September 30, 2011, respectively. On July 18, 2011 MovieTickets.com declared a dividend of $4,000,000. Hollywood Media received its 26.2% pro rata share of such dividend, amounting to $1,048,875 on July 19, 2011, which reduced the Company’s investment in MovieTickets.com as the dividend did not exceed the amount of the Company’s investment. Hollywood Media distributed, on July 19, 2011, $52,444 of such dividend distribution, representing 5% of Hollywood Media’s share of the dividends, to each of Mr. Rubenstein and Ms. Silvers in accordance with their amended and restated employment agreements dated December 23, 2009. Other than the July 18, 2011 dividend discussed above, there were no dividends declared or received during the nine and three months ended September 30, 2012 or during the year ended December 31, 2011. For a description of the amended and restated employment agreements with Mr. Rubenstein and Ms. Silvers, see Note 9, “Related Party Transactions” to these unaudited condensed consolidated financial statements.

[18]

(9)	RELATED PARTY TRANSACTIONS:

Project Hollywood LLC

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

Project Hollywood entered into two agreements with the two former senior executives of Baseline StudioSystems to manage the business on a day-to-day basis, as of December 1, 2011. Under those agreements, the managers will each receive 7.5% of Project Hollywood LLC’s membership units subject to a three year vesting schedule (at a rate of 2.5% per annum) and the obtaining of certain performance-based EBITDA hurdles each year. Under that vesting schedule, Hollywood Media’s ownership in Project Hollywood was reduced to 20.65% at June 30, 2012.

Distributions of $176,866 and $182,617 from Project Hollywood to Hollywood Media reduced Hollywood Media’s investment in Project Hollywood during the year ended December 31, 2011 and the nine months ended September 30, 2012, respectively.

On August 28, 2012, Hollywood Media entered into an Assignment and Assumption of Membership Interest and Waiver (the “Assignment”) with Baseline Holdings LLC (“Baseline Holdings”), Project Hollywood LLC, Mitchell Rubenstein and Laurie S. Silvers. Baseline Holdings is wholly-owned by Mr. Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Ms. Silvers, Hollywood Media’s President, Secretary and Vice-Chairperson of the Board. As described below, the Assignment and the transactions contemplated by the Assignment were approved by a Special Committee of Hollywood Media’s Board of Directors comprised solely of independent directors (the “Special Committee”).

Pursuant to the Assignment, Hollywood Media assigned to Baseline Holdings all of Hollywood Media’s membership interest in Project Hollywood in exchange for total consideration of $1,800,000 (the “Project Hollywood Purchase Price”). The Project Hollywood Purchase Price has been paid as follows: (1) $1,230,500 in cash (which has been paid by Baseline Holdings to Hollywood Media), (2) Mr. Rubenstein waived his right to receive any future principal and interest owed by Key Brand to Hollywood Media pursuant to the Loan (as of August 28, 2012, Mr. Rubenstein had the right to receive 4.76% of the principal, or $404,600, and interest on account of the Loan), and (3) Ms. Silvers waived her right to receive any future principal and interest owed by Key Brand to Hollywood Media pursuant to the Loan (as of August 28, 2012, Ms. Silvers has the right to receive 1.94% of the principal, or $164,900, and interest on account of the Loan). Hollywood Media recorded the fair value of the waivers by Mr. Rubenstein and Ms. Silvers in the long term portion of “Other Assets” in the accompanying condensed consolidated balance sheets. Hollywood Media acquired its membership interest in Project Hollywood on October 27, 2011 for $1,250,000.

As a result of the waivers of Mr. Rubenstein and Ms. Silvers described in the preceding paragraph, after August 28, 2012, Hollywood Media will retain all payments of principal and interest made by Key Brand under the Loan. As of August 28, 2012 and September 30, 2012, the principal balance due under the Loan was $8,500,000. As of October 1, 2012, the principal balance due under the Loan increased to $15,500,000 as a result of the achievement of the revenue threshold for the Second $7 Million Earnout in the Purchase Agreement.

[19]

The Special Committee unanimously approved the Assignment and determined that the transactions contemplated by the Assignment were advisable, fair to and in the best interests of Hollywood Media and its shareholders. In connection with approving the transactions contemplated by the Assignment, the Special Committee received a fairness opinion from a firm with experience in valuation work, which stated that as of August 28, 2012, based upon and subject to (and in reliance on) the assumptions made, matters considered and limits of such review, in each case as set forth in its opinion, the Project Hollywood Purchase Price was fair from a financial point of view to Hollywood Media.

R&S Investments

Hollywood Media recorded $412,684 and $85,926 in earnout gain from R&S Investments, LLC during the nine and three months ending September 30, 2012, respectively, which is included in “Income (loss) from discontinued operations” recorded in the accompanying condensed consolidated statement of operations. As of September 30, 2012, the Company has $35,735 included in “Related party receivable” in our accompanying condensed consolidated balance sheets which consisted of $35,371 in expense reimbursements from R&S Investments, LLC and $364 for an expense reimbursement receivable from MovieTickets.com.

Pursuant to the R&S Agreement dated August 28, 2012, in exchange for the Buyout Amount, which payment has been made to Hollywood Media, R&S Investments fully satisfied all of its obligation to pay the purchase price under Section 3.1 of the R&S Purchase Agreement and any additional consideration or earnout payment under Section 3.3 of the R&S Purchase Agreement, and R&S Investments shall have no further obligations and/or liabilities (and Hollywood Media shall have no further rights and/or remedies) under Article III of the R&S Purchase Agreement or otherwise. Accordingly, the earnout receivable from R&S Investments, LLC was $0 as of September 30, 2012. See Note 3, “Discontinued Operations” to these unaudited Condensed Consolidated Financial Statements for more information on the Buyout Amount and this transaction.

Hollywood Media recorded $460,037 and $155,538 in earnout gain from R&S Investments, LLC during the nine and three months ending September 30, 2011 respectively, which is included in “Income (loss) from discontinued operations” recorded in the accompanying condensed consolidated statement of operations. As of December 31, 2011, the Company has $521,497 included in “Related party receivable” in our accompanying consolidated balance sheets which consisted of $371,353 in earnout receivable, $105,561 in distributions receivable from Project Hollywood, $36,106 in expense reimbursements from R&S Investments, $5,904 for an expense reimbursement receivable from MovieTickets.com and $2,573 for a combined receivable from Mr. Rubenstein and Ms. Silvers.

R&S Investments, LLC Indemnification

On November 5, 2010, Hollywood.com, LLC, a former subsidiary of the Company, was sued for copyright infringement for the alleged display of unlicensed celebrity photographs on the hollywood.com website, which is owned by Hollywood.com, LLC. Certain of the celebrity photographs at issue were posted during the time that Hollywood Media. owned Hollywood.com. Because Hollywood Media owned Hollywood.com during part of the time that the alleged display of unlicensed celebrity photographs on the hollywood.com website occurred, the possibility exists that Hollywood Media could be subject to claims relating to this matter and other similar claims. To address the potential risks to Hollywood Media associated with any such claims, in February 2011, Hollywood Media entered into an indemnification agreement with R&S Investments, LLC, whereby R&S Investments, LLC agreed to indemnify and hold Hollywood Media harmless from any and all potential liabilities and claims against Hollywood Media arising from any such claims in exchange for a one-time cash payment by Hollywood Media to R&S Investments, LLC of $350,000. The indemnification agreement was approved on behalf of Hollywood Media by a Special Committee of Hollywood Media’s Board of Directors comprised solely of independent Directors.

[20]

Amended and Restated Employment Agreements of Mr. Rubenstein and Ms. Silvers

On December 23, 2009, (i) Hollywood Media and Mitchell Rubenstein entered into an amendment to his amended and restated employment agreement (“Rubenstein Employment Agreement”) and (ii) Hollywood Media and Laurie S. Silvers entered into an amendment to her amended and restated employment agreement (“Silvers Employment Agreement”) (hereafter, collectively referred to as “Amendments to Employment Agreements). The Amendments to Employment Agreements provided for, among other things, the following:

•	For a period of ninety days after the closing of the sale of Theatre Direct, Mr. Rubenstein’s and Ms. Silvers’ compensation continued in accordance with then existing terms.

•	After this ninety-day period, Mr. Rubenstein and Ms. Silvers base salaries were each reduced to a nominal amount of $1 per year plus each is entitled to five percent (5%) of the sum of (i) any distributions and other proceeds Hollywood Media receives after such ninety-day period in connection with its ownership interest in MovieTickets.com, Inc. and (ii) certain other amounts that may be received by Hollywood Media from MovieTickets.com, Inc. ((i) and (ii) are referred to herein as the “5% Distribution”). Upon a sale of Hollywood Media’s interest in MovieTickets.com, Inc., Mr. Rubenstein and Ms. Silvers would each also receive 5% of the proceeds received by Hollywood Media in such sale. Should the employment agreements be terminated by Hollywood Media without “cause”, by death or by Mr. Rubenstein and/or Ms. Silvers, as applicable, for “good reason” the 5% Distributions and 5% of proceeds upon sale are due to Mr. Rubenstein and Ms. Silvers or their heirs regardless of whether or not Mr. Rubenstein and/or Ms. Silvers continue in the employment of the Company.

•	A deferment by Mr. Rubenstein and Ms. Silvers of $812,501 and $332,189, respectively otherwise due to them as change of control payments upon the consummation of the sale of Theatre Direct (referred to herein as the “Deferred Change in Control Payments”).

On August 28, 2012, (1) Hollywood Media and R&S Investments, LLC (“R&S Investments”) entered into an Agreement (the “R&S Agreement”) regarding the Purchase Agreement dated as of August 21, 2008 between Hollywood Media and R&S Investments, as amended (the “R&S Purchase Agreement”) and (2) Hollywood Media, Mr. Rubenstein and Ms. Silvers entered into a letter agreement regarding the R&S Agreement (the “Rubenstein Silvers Letter Agreement”). R&S Investments is wholly-owned by Mr. Rubenstein and Ms. Silvers. See Note 3, “Discontinued Operations” to these unaudited Condensed Consolidated Financial Statements.

Pursuant to the R&S Agreement, in exchange for R&S Investments paying Hollywood Media $2,950,000 in cash (the “Buyout Amount”), which payment has been made to Hollywood Media, R&S Investments fully satisfied all of its obligation to pay the purchase price under Section 3.1 of the R&S Purchase Agreement and any additional consideration or earnout payment under Section 3.3 of the R&S Purchase Agreement, and R&S Investments shall have no further obligations and/or liabilities (and Hollywood Media shall have no further rights and/or remedies) under Article III of the R&S Purchase Agreement or otherwise.

[21]

Pursuant to the Rubenstein Silvers Letter Agreement, Mr. Rubenstein agreed that that, in connection with the transaction consummated under the R&S Agreement and in addition to the Buyout Amount, the next $280,000 of the 5% Distribution that would be distributed by Hollywood Media to Mr. Rubenstein pursuant to his amended employment agreement will be retained by Hollywood Media (and not paid to Mr. Rubenstein) and is a reduction to “Derivative Liabilities” in the accompanying condensed consolidated balance sheets.

In addition, pursuant to the Rubenstein Silvers Letter Agreement, Ms. Silvers agreed that, in connection with the transaction consummated under the R&S Agreement and in addition to the Buyout Amount, the next $280,000 of the 5% Distribution that would be distributed by Hollywood Media to Ms. Silvers pursuant to her amended employment agreement will be retained by Hollywood Media (and not paid to Ms. Silvers) and is a reduction to “Derivative Liabilities” in the accompanying condensed consolidated balance sheets.

Regardless of whether Mr. Rubenstein or Ms. Silvers continued to provide services to Hollywood Media after the first anniversary of the sale of Theatre Direct, one-half of the Deferred Change in Control Payments were to be paid to Mr. Rubenstein and/or Ms. Silvers, as applicable, upon the receipt by Hollywood Media of payments pursuant to the $8.5 million credit agreement (the “Credit Agreement”) entered into in connection with the sale of Theatre Direct, on a pro rata basis, and one-half of such payments were be paid to Mr. Rubenstein and/or Ms. Silvers, as applicable, upon the receipt by Hollywood Media of payments under the first $7 million tranche of the earnout in connection with the sale of Theatre Direct, on a pro rata basis.

On August 28, 2012, Hollywood Media entered into an Assignment and Assumption of Membership Interest and Waiver (the “Assignment”) with Baseline Holdings LLC (“Baseline Holdings”), Project Hollywood LLC (“Project Hollywood”), Mr. Rubenstein and Ms. Silvers. Baseline Holdings is wholly-owned by Mr. Rubenstein and Ms. Silvers.

Pursuant to the Assignment, Hollywood Media assigned to Baseline Holdings all of Hollywood Media’s membership interest in Project Hollywood in exchange for total consideration of $1,800,000 (the “Project Hollywood Purchase Price”). The Project Hollywood Purchase Price was paid as follows: (1) $1,230,500 in cash (which was paid by Baseline Holdings to Hollywood Media), (2) Mr. Rubenstein waived his right to receive any future principal and interest owed to Hollywood Media pursuant to the Loan under the Credit Agreement (as of August 28, 2012, Mr. Rubenstein had the right to receive 4.76% of the principal, or $404,600, and interest on account of the Loan under the Credit Agreement), and (3) Ms. Silvers waived her right to receive any future principal and interest owed to Hollywood Media under the Loan under the Credit Agreement (as of August 28, 2012, Ms. Silvers has the right to receive 1.94% of the principal, or $164,900, and interest on account of the Loan under the Credit Agreement). Hollywood Media had acquired its membership interest in Project Hollywood on October 27, 2011 for $1,250,000. Hollywood Media recorded the fair value of the waivers by Mr. Rubenstein and Ms. Silvers in the long term portion of “Other Assets” in the accompanying condensed consolidated balance sheets.

On October 1, 2012, Hollywood Media received the first $7 million tranche of the earnout pursuant to the Broadway Sale. As a result, in connection with the Deferred Change in Control Payments due to Mr. Rubenstein and Ms. Silvers in connection with the Broadway Sale, on October 5, 2012, Mr. Rubenstein received $405,300 of such earnout payment and Ms. Silvers received $165,200 of such earnout payment.

[22]

From time to time the Company’s Compensation Committee may award discretionary bonuses to Mr. Rubenstein and Ms. Silvers based on their service or performance to the Company. Mr. Rubenstein and Ms. Silvers received no bonuses during the three months ended September 30, 2012. Mr. Rubenstein received a bonus of $225,000 and Ms. Silvers received a bonus of $200,000 during the three months ended June 30, 2012. Bonuses are included in “Payroll and benefits” in the accompanying unaudited condensed consolidated statements of operations. Mr. Rubenstein and Ms. Silvers have notified the Compensation Committee that each of them plans to voluntarily waive the first $225,000 (in the case of Mr. Rubenstein) and the first $200,000 (in the case of Ms. Silvers) of the 5% Distribution each of them would be entitled to receive of the 5% Distribution.

(10)	SUBSEQUENT EVENTS:

The First $7 Million Earnout was paid by Key Brand to the Company on October 1, 2012 and was recorded upon collection of the $7 million received on October 1, 2012. In addition, the revenue calculation for the “Second Earnout” was modified to exclude “group sales” (and the revenues of the new joint venture conducting such business) and the target for the Second $7 Million Earnout was reduced from $150 million to $123 million accordingly. On October 5, 2012, Hollywood Media received written notice from Key Brand that Theatre Direct achieved the revenue target for the Second $7 Million Earnout in Key Brand’s fiscal year ended June 30, 2012. Accordingly, pursuant to the Amendment, the Second $7 Million Earnout of $7 million was added as of October 1, 2012 to the principal amount of the Loan under the Credit Agreement. Pursuant to the Credit Agreement, interest at a rate of 12% per annum and principal on such Second $7 Million Earnout will be amortized over the term of the Credit Agreement in equal quarterly installments through the maturity date of the Loan on December 15, 2015. As a result of the Second $7 Million Earnout being added to the $8.5 million principal amount of the Loan, the principal amount of the Loan due Hollywood Media by Key Brand was $15.5 million as of October 1, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q or that are otherwise made by us or on our behalf about our financial condition, results of operations and business constitute “forward-looking statements,” within the meaning of federal securities laws. Hollywood Media Corp. (“Hollywood Media”, “our”, or “Company”) cautions readers that certain important factors may affect Hollywood Media’s actual results, levels of activity, performance or achievements and could cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements anticipated, expressed or implied by any forward-looking statements that may be deemed to have been made in this Quarterly Report on Form 10-Q or that are otherwise made by or on behalf of Hollywood Media. Without limiting the generality of the foregoing, “forward-looking statements” are typically phrased using words such as “may,” “will,” “should,” “expect,” “plans,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “pro forma” or “continue” or the negative variations thereof or similar expressions or comparable terminology. Factors that may affect Hollywood Media’s results and the market price of our common stock include, but are not limited to:

•	our continuing operating losses;

•	negative cash flows and accumulated deficit;

•	our ability to develop and maintain strategic relationships;

•	MovieTickets.com Inc.’s ability to compete with the other online movie ticketing service and the outcome of, and potential impact of matters relating to, the lawsuit filed by Hollywood Media, National Amusements Inc. and MovieTickets.com, Inc. against AMC Entertainment Inc. relating to MovieTickets.com (for more information about such lawsuit, see Note 7 “Certain Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q);

[23]

•	our ability to maintain and obtain sufficient capital to finance our operations;

•	our ability to realize anticipated cost efficiencies;

•	government regulation;

•	adverse economic factors such as recession, war, terrorism, international incidents or labor strikes and disputes;

•	our ability to design, implement and maintain effective internal controls;

•	dependence on our founders;

•	the unpredictability of our stock price;

•	the possibility of our common stock being delisted from the NASDAQ Global Market and not qualifying for trading on another exchange or market (such as the NASDAQ Capital Market, the NYSE Amex (formerly the American Stock Exchange) or the over-the-counter market);

•	the possibility of not receiving payments from Key Brand Entertainment Inc. in connection with the sale of our Broadway Ticketing business pursuant to that certain Second Lien Credit Security Pledge Agreement dated as of December 15, 2010, entered into by Theatre Direct NY, Inc., Key Brand Entertainment Inc., and Hollywood Media (the “Credit Agreement”);

•	the impact of the death of Tekno Books’ former Chief Executive Partner, Dr. Martin Greenberg, on the ability of Tekno Books to maintain relationships it has with certain authors and publishers;

•	the timing and amount of the payments we receive pursuant to the Credit Agreement; and

•	our ability to exercise or put our warrant to purchase 5% of the outstanding shares of common stock of Theatre Direct NY, Inc. issued to us by Theatre Direct NY, Inc. pursuant to that certain Stock Purchase Agreement, dated as of December 22, 2009, entered into between Hollywood Media and Key Brand Entertainment Inc. (as amended, the “Purchase Agreement”).

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

[24]

Overview

Until December 15, 2010, Hollywood Media was comprised of various businesses focusing primarily on online ticket sales, deriving revenue primarily from Broadway, Off-Broadway and London’s West End ticket sales to individuals and groups, as well as advertising and book development license fees and royalties. Our Broadway Ticketing business was comprised of Broadway.com, 1-800-BROADWAY, Theatre Direct and Theatre.com. On December 15, 2010, we completed the sale of our Broadway Ticketing Business through the sale of all of the outstanding capital stock of Theatre Direct to Key Brand, as contemplated by the Purchase Agreement. Following this sale, our business segments for our continuing operations are as follows:

●	Ad Sales – includes Hollywood Media’s 26.2% equity interest in MovieTickets.com. Prior to the sale of Cinemasource UK Limited on May 1, 2012 (which business included UK Theatres Online Limited, Spring Leisure Limited, Cinemasonline Limited and WWW.CO.UK Limited), the Ad Sales segment also sold advertising on plasma TV displays throughout the U.K. and Ireland, on lobby display posters, movie brochure booklets and ticket wallets distributed in cinemas, live theater and other entertainment venues in the U.K. and Ireland. See Note 3, “Discontinued Operations” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q for information on the sale of Cinemasource UK Limited.

•	Intellectual Properties – owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses for book and other media. This segment also includes our wholly-owned subsidiary, Tekno Books, a book development business, and this segment does not include our 50% interest in NetCo Partners, for purposes of this discussion and analysis.

•	Other – is comprised of payroll and benefits for corporate and administrative personnel as well as other corporate-wide expenses, such as legal fees, audit fees, proxy costs, insurance, centralized information technology, and includes consulting and other fees and costs relating to compliance with the provisions of the Sarbanes-Oxley Act of 2002 that require Hollywood Media to assess and report on internal control over financial reporting, and related development of controls. Until August 28, 2012, this segment also included Hollywood Media’s equity interest in Project Hollywood (which was reduced from 21.74% of the total equity in Project Hollywood to 20.65% of the total equity in Project Hollywood at June 30, 2012), which in turn owns Baseline. On August 28, 2012 Hollywood Media assigned Baseline Holdings all of Hollywood Media’s membership interest in Project Hollywood in exchange for certain consideration. For additional information on the assignment of Hollywood Media’s interest in Project Hollywood, LLC and the change in Hollywood Media’s equity interest in Project Hollywood, see Note 9, “Related Party Transactions” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

Results of Operations

The following discussion and analysis should be read in conjunction with Hollywood Media’s Unaudited Condensed Consolidated Financial Statements and the notes thereto included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

[25]

The Ad Sales segment currently consists of the Company’s investment in MovieTickets.com. As the Company accounts for its investment in MovieTickets.com under the equity method of accounting, there are no net revenues, operating income (loss), capital expenditures or depreciation and amortization expense to report for the Ad Sales segment. The following table summarizes Hollywood Media’s revenues, operating expenses and operating income (loss) from continuing operations by reportable segment for the nine months ended September 30, 2012 (“Y3-12”) and 2011 (“Y3-11”) and the three months ended September 30, 2012 (“Q3-12”) and 2011 (“Q3-11”), respectively:

	Intellectual
	Properties	Other	Total

Y3-12
(unaudited)

Net Revenues	$429,082	$-	$429,082
Operating Expenses	507,978	3,456,034	3,964,012
Operating Loss	$(78,896)	$(3,456,034)	$(3,534,930)

Y3-11
(unaudited)

Net Revenues	$841,546	$-	$841,546
Operating Expenses	776,455	5,062,595	5,839,050
Operating Income (Loss)	$65,091	$(5,062,595)	$(4,997,504)

Q3-12
(unaudited)

Net Revenues	$96,035	$-	$96,035
Operating Expenses	151,550	1,002,961	1,154,511
Operating Loss	$(55,515)	$(1,002,961)	$(1,058,476)

Q3-11
(unaudited)

Net Revenues	$152,424	$-	$152,424
Operating Expenses	162,358	1,768,911	1,931,269
Operating Loss	$(9,934)	$(1,768,911)	$(1,778,845)

Results of Discontinued Operations

Sale of Broadway Ticketing Division to Key Brand Entertainment, Inc.

On December 15, 2010, Hollywood Media Corp. (“Hollywood Media”) completed the sale of its Broadway Ticketing Division (“the Broadway Sale”) through the sale of all of the outstanding capital stock of Theatre Direct NY, Inc. (“Theatre Direct”) to Key Brand Entertainment Inc. (“Key Brand”), as contemplated by the Stock Purchase Agreement, dated as of December 22, 2009, as amended, entered into between Hollywood Media and Key Brand (“the Purchase Agreement”). There are no material relationships among Hollywood Media and Key Brand or any of their respective affiliates other than in respect of the Purchase Agreement and the related ancillary agreements.

[26]

Pursuant to the Purchase Agreement, at the closing of the Broadway Sale, (a) Hollywood Media received (i) $20,530,102 in cash (including $530,102 pursuant to the estimated working capital adjustment described in the Purchase Agreement), (ii) a $8,500,000 note (“the Loan”) from Key Brand pursuant to a Second Lien, Security and Pledge Agreement, dated as of December 15, 2010 (the “Credit Agreement”), pursuant to which Key Brand is obligated to pay Hollywood Media interest at a rate of 12% per annum, with the loan maturing on December 15, 2015, which Loan is secured on a second lien basis by all stock and assets of Theatre Direct and its subsidiaries, and (iii) a warrant to purchase 5% of the outstanding shares of common stock of Theatre Direct as of the closing date on a fully diluted basis at an exercise price of $.01 per share (the “Warrant”), and (b) Key Brand assumed $1,600,000 of liabilities associated with employment agreements with certain employees of Theatre Direct. In addition, Hollywood Media was entitled to receive earnout payments (“the Earnout”) of up to $14,000,000, in two $7,000,000 tranches, contingent upon Theatre Direct and its subsidiaries achieving certain revenue targets during the period from the closing date through the end of the 10th full fiscal year following the closing date as set forth in the Purchase Agreement.

On April 22, 2012, the Company entered into Amendment No. 4 (the "Amendment") to the Purchase Agreement. Pursuant to the Amendment, the Company consented to the contribution of the “group sales” business (but not the Broadway.com consumer ticketing business) owned by Key Brand to a newly formed joint venture (the “Group Sales JV”; such contribution, the “Group Sales Contribution”). The balance of the business sold to Key Brand under the terms of the Purchase Agreement, which included Broadway.com, remained at Key Brand and Theatre Direct. As part of the Amendment, Key Brand agreed to pay the first $7 million earnout amount (the “First $7 Million Earnout”) to the Company on or before October 1, 2012 regardless of the actual revenues of Theatre Direct and its subsidiaries for the fiscal year of Key Brand ending June 30, 2012. The First Earnout amount of $7 million was paid by Key Brand to the Company on October 1, 2012. In addition, the revenue calculation for the second $7 million earnout amount (the “Second $7 Million Earnout”) was modified to exclude “group sales” (and the revenues of the new joint venture conduction such business) and the target for the Second Earnout was reduced from $150 million to $123 million accordingly. On October 5, 2012, Hollywood Media received written notice from Key Brand that Theatre Direct achieved the revenue target for the Second $7 Million Earnout in Key Brand’s fiscal year ended June 30, 2012. Accordingly, pursuant to the Amendment, the Second $7 Million Earnout was added as of October 1, 2012 to the principal amount of the Loan under the Credit Agreement. Pursuant to the Credit Agreement, interest at a rate of 12% per annum and principal on such Second $7 Million Earnout will be amortized over the term of the Credit Agreement in equal quarterly installments through the maturity date of the Loan on December 15, 2015. As a result of the Second $7 Million Earnout being added to the $8.5 million principal amount of the Loan, the principal amount of the Loan due Hollywood Media by Key Brand was $15.5 million as of October 1, 2012. See Note 3, “Discontinued Operations” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q for information regarding revisions to the earnout payments. The Warrant will be marked to market each reporting period to reflect the changes in fair value.

After the closing date of the sale of Theatre Direct pursuant to the Purchase Agreement, Hollywood Media delivered on March 14, 2011 to Key Brand a closing statement setting forth Hollywood Media’s calculation of Theatre Direct’s working capital as of the closing date determined in the manner described in the Purchase Agreement. Pursuant to the closing statement, Hollywood Media accrued $3,702,620 as a working capital adjustment as of December 31, 2010 under the agreement which included $530,102 related to the estimated working capital delivered at closing by Key Brand. This working capital adjustment of $3,734,106 was paid on March 22, 2011 and included $31,486 of interest which is included in “Gain on sale of discontinued operations, net of income taxes” in the accompanying condensed consolidated statements of operations for the nine months ending September 31, 2011.

For additional information about this transaction, see Note 3 “Discontinued Operations” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

[27]

Sale by Minority Interest in Project Hollywood LLC (which owns the Baseline StudioSystems business)

On August 28, 2012, Hollywood Media entered into an Assignment and Assumption of Membership Interest and Waiver (the “Assignment”) with Baseline Holdings LLC (“Baseline Holdings”), Project Hollywood LLC, Mitchell Rubenstein and Laurie S. Silvers. Baseline Holdings is wholly-owned by Mr. Rubenstein and Ms. Silvers.  As described below, the Assignment and the transactions contemplated by the Assignment were approved by a Special Committee of Hollywood Media’s Board of Directors comprised solely of independent directors (the “Special Committee”).

Pursuant to the Assignment, Hollywood Media assigned to Baseline Holdings all of Hollywood Media’s membership interest in Project Hollywood in exchange for total consideration of $1,800,000 (the “Project Hollywood Purchase Price”). The Project Hollywood Purchase Price has been paid as follows: (1) $1,230,500 in cash (which has been paid by Baseline Holdings to Hollywood Media), (2) Mr. Rubenstein waived his right to receive any future principal and interest owed by Key Brand to Hollywood Media pursuant to the Loan (as of August 28, 2012, Mr. Rubenstein had the right to receive 4.76% of the principal, or $404,600, and interest on account of the Loan), and (3) Ms. Silvers waived her right to receive any future principal and interest owed by Key Brand to Hollywood Media pursuant to the Loan (as of August 28, 2012, Ms. Silvers has the right to receive 1.94% of the principal, or $164,900, and interest on account of the Loan). Hollywood Media recorded the fair value of the waivers by Mr. Rubenstein and Ms. Silvers in the long term portion of “Other Assets” in the accompanying condensed consolidated balance sheets included in Part I, Item I of this Quarterly Report on Form 10-Q. Hollywood Media acquired its membership interest in Project Hollywood on October 27, 2011 for $1,250,000.

As a result of the waivers of Mr. Rubenstein and Ms. Silvers described in the preceding paragraph, after August 28, 2012, Hollywood Media will retain all payments of principal and interest made by Key Brand under the Loan. As of August 28 and September 30, 2012, the principal balance due under the Loan was $8,500,000.

The Special Committee unanimously approved the Assignment and determined that the transactions contemplated by the Assignment were advisable, fair to and in the best interests of Hollywood Media and its shareholders. In connection with approving the transactions contemplated by the Assignment, the Special Committee received a fairness opinion from a firm with experience in valuation work, which stated that as of August 28, 2012, based upon and subject to (and in reliance on) the assumptions made, matters considered and limits of such review, in each case as set forth in its opinion, the Project Hollywood Purchase Price was fair from a financial point of view to Hollywood Media. As of October 1, 2012, the Principal Balance due under the Loan increased to $15,500,000 as a result of the achievement of the revenue threshold for the Second $7 Million Earnout in the Purchase Agreement.

Sale of Hollywood.com Business Unit to R&S Investments, LLC

On August 21, 2008, Hollywood Media entered into a purchase agreement (the “R&S Purchase Agreement”) with R&S Investments, LLC (“R&S Investments”) for the sale of the Hollywood.com Business. R&S Investments is wholly-owned by Mr. Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Ms. Silvers, Hollywood Media’s President, Secretary and Vice-Chairperson of the Board. Pursuant to the R&S Purchase Agreement, Hollywood Media sold the Hollywood.com Business to R&S Investments for a potential purchase price of $10.0 million, which includes $1.0 million in cash which was paid to Hollywood Media at closing and potential earnout payments totaling $9.0 million, of which $1,892,629 has been paid as of September 30, 2012. During the nine and three months ending September 30, 2012, Hollywood Media recorded $412,684 and $85,926 respectively, in earnout income under the R&S Purchase Agreement. The Hollywood.com Business included the Hollywood.com website and related URLs and celebrity fan websites and Hollywood.com Television, a free video on demand service distributed pursuant to annual affiliation agreements with certain cable operators. For additional information about this transaction, see Note 3 “Discontinued Operations” in the Notes to the Condensed Consolidated Financial Statements included in Item I, Part I of this Quarterly Report on Form 10-Q.

[28]

Buyout of Obligation of R&S Investments, LLC to Pay Hollywood.com Earnout

On August 28, 2012, (1) Hollywood Media and R&S Investments entered into an Agreement (the “R&S Agreement”) regarding the R&S Purchase Agreement, (2) Hollywood Media, Mr. Rubenstein and Ms. Silvers entered into a letter agreement regarding the R&S Agreement (the “Rubenstein Silvers Letter Agreement”), and (3) R&S Investments provided Hollywood Media with a letter regarding a contingent additional payment (the “R&S Letter”). As described below, the R&S Agreement and the Rubenstein Silvers Letter Agreement and the transactions contemplated by the R&S Agreement and the Rubenstein Silvers Letter Agreement were approved by a Special Committee of Hollywood Media’s Board of Directors comprised solely of independent directors (the “Special Committee”).

 Pursuant to the R&S Agreement, in exchange for R&S Investments paying Hollywood Media $2,950,000 in cash (the “Buyout Amount”), which payment has been made to Hollywood Media, R&S Investments fully satisfied all of its obligation to pay the purchase price under Section 3.1 of the R&S Purchase Agreement and any additional consideration or earnout payment under Section 3.3 of the R&S Purchase Agreement, and R&S Investments shall have no further obligations and/or liabilities (and Hollywood Media shall have no further rights and/or remedies) under Article III of the R&S Purchase Agreement or otherwise.

Pursuant to the Rubenstein Silvers Letter Agreement, Mr. Rubenstein agreed that that, in connection with the transaction consummated under the R&S Agreement and in addition to the Buyout Amount, the next $280,000 of the MovieTickets.com 5% Interest (as defined in the Amended and Restated Employment Agreement dated as of December 22, 2008, between Hollywood Media and Mr. Rubenstein, as amended (the “Rubenstein Employment Agreement”)) that would be distributed by Hollywood Media to Mr. Rubenstein pursuant to the Rubenstein Employment Agreement will be retained by Hollywood Media (and not paid to Mr. Rubenstein) and is a reduction to “Derivative Liabilities” in the accompanying condensed consolidated balance sheets included in Part I, Item I of this Quarterly Report on Form 10-Q.

In addition, pursuant to the Rubenstein Silvers Letter Agreement, Ms. Silvers agreed that, in connection with the transaction consummated under the R&S Agreement and in addition to the Buyout Amount, the next $280,000 of the MovieTickets.com 5% Interest (as defined in the Amended and Restated Employment Agreement dated as of December 22, 2008, between Hollywood Media and Ms. Silvers, as amended (the “Silvers Employment Agreement”)) that would be distributed by Hollywood Media to Ms. Silvers pursuant to the Silvers Employment Agreement will be retained by Hollywood Media (and not paid to Ms. Silvers) and is a reduction to “Derivative Liabilities” in the accompanying condensed consolidated balance sheets included in Part I, Item I of this Quarterly Report on Form 10-Q.

Pursuant to the R&S Letter, R&S Investments agreed that in the event of a sale of all the assets of Hollywood.com, LLC to one person or a group of persons not controlled, directly or indirectly, by Mr. Rubenstein and Ms. Silvers or their heirs, personal representatives or affiliates prior to August 31, 2015, R&S Investments shall pay to Hollywood Media $3,500,000 or, if less, the amount received by R&S Investments in connection with such transaction.

[29]

The Special Committee unanimously approved the R&S Agreement and the Rubenstein Silvers Letter Agreement and determined that the transactions contemplated by the R&S Agreement and the Rubenstein Silvers Letter Agreement were advisable, fair to and in the best interests of Hollywood Media and its shareholders. In connection with approving the transactions contemplated by the R&S Agreement and the Rubenstein Silvers Letter Agreement, the Special Committee received a fairness opinion from a firm with experience in valuation work, which stated that as of August 28, 2012, based upon and subject to (and in reliance on) the assumptions made, matters considered and limits of such review, in each case as set forth in its opinion, the Buyout Amount which was paid by R&S Investments was fair from a financial point of view to Hollywood Media.

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

Pursuant to the Share Purchase Agreement, the purchase price for the Purchased Shares is U.S. $250,000, payable in cash in a non-interest bearing loan in twenty equal quarter-annual installments of $12,500 each over a period of five years. Subject to the terms and conditions of the Share Purchase Agreement, the first installment of the purchase price was due and was paid to the Company on July 31, 2012 and subsequent installments of the purchase price are due every three calendar months thereafter. The Company imputed interest at 16.5% per annum on this $250,000 non-interest bearing loan resulting in a discounted amount of $168,014 which was included in the total gain on sale attributable to the sale of Cinemasource UK Limited of $649,215. This gain on sale is included in “Income from Discontinued Operations” in the Condensed Consolidated Statement of Operations included in Item I, Part I of this quarterly report on Form 10-Q.  The discounted amount of the non-interest bearing loan is included in “Other Assets” in the condensed consolidated balance sheets included in Item I, Part I of this quarterly report on Form 10-Q.

NET REVENUES

Total net revenues were $429,082 for Y3-12 as compared to $841,546 for Y3-11, a decrease of $412,464 or 49% and $96,035 for Q3-12 as compared to $152,424 for Q3-11, a decrease of $56,389 or 37%. The decrease in net revenue in Y3-12 as compared to Y3-11 and Q3-12 as compared to Q3-11 is the result of a decrease in Intellectual Property revenue.

The decrease in Intellectual Properties net revenues in Y3-12 as compared to Y3-11 and Q3-12 as compared to Q3-11 was attributable to the timing of the delivery of manuscripts and the beginning of a reorientation of the focus of this business to digital distribution from print. The Intellectual Properties division generates revenues from several different activities including intellectual property licensing and book development. Revenues vary quarter to quarter depending on the timing of delivery of manuscripts to the publishers. Revenues are recognized when the earnings process is complete and the ultimate collection of such revenues is no longer subject to contingencies. This division does not include NetCo Partners, which is reported separately; see “Earnings (Losses) of Unconsolidated Investees” below.

[30]

EARNINGS (LOSSES) OF UNCONSOLIDATED INVESTEES

Earnings (losses) of unconsolidated investees consisted of the following:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2012	2011	2012	2011

NetCo Partners (a)	$(436)	$358	$(152)	$43
MovieTickets.com (b)	(3,852,855)	(4,386,550)	(3,780,740)	(4,565,818)
Project Hollywood (c)	111,440	-	21,227	-
	$(3,741,851)	$(4,386,192)	$(3,759,665)	$(4,565,775)

(a)  NetCo Partners

Hollywood Media owns 50% of NetCo Partners as of September 30, 2012 and accounts for its investment under the equity method. NetCo Partners owns NetForce and is primarily engaged in the development and licensing of NetForce. NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements, generally upon the delivery of the manuscript to the publisher and at the point where ultimate collection is substantially assured. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. Hollywood Media’s 50% share of income of NetCo Partners was essentially $0 for Y3-12 and Y3-11 as well as Q3-12 and Q3-11.

(b)  MovieTickets.com

Hollywood Media owns 26.2% of the equity in MovieTickets.com, Inc. as of September 30, 2012 and shares in 26.2% of the income or losses generated by the joint venture.  This investment is recorded under the equity method of accounting, recognizing 26.2% of ownership of MovieTickets.com income or loss as “Equity in earnings of unconsolidated investees” in the accompanying condensed consolidated statements of operations.  Under applicable accounting principles, Hollywood Media recorded $252,855 and $180,740 in loss from its investment in MovieTickets.com for the nine and three months ended September 30, 2012, respectively. Hollywood Media did not record $23,903 of its share of losses from MovieTickets.com for the nine and three months ended September 30, 2012 because accumulated dividends and net losses from 2012 and prior years exceed the Company’s investment in MovieTickets.com as of September 30, 2012. Hollywood Media recorded $4,386,550 and $4,565,818 in loss from its investment in MovieTickets.com for the nine and three months ended September 30, 2011, respectively. During Y3-11, the Company determined that goodwill associated with the assets of the Ad Sales Segment was impaired and accordingly recorded a non-cash goodwill impairment charge of $4,795,783. During Y3-12, the Company determined that goodwill associated with the assets of the Ad Sales Segment was impaired and accordingly recorded a non-cash goodwill impairment charge of $3,600,000.  For additional information see Note 6 – Segment Reporting in the Notes to Condensed Consolidated Financial Statements included in Item I, Part I of this quarterly report on Form 10-Q. The MovieTickets.com web site generates revenues primarily from service fees charged to users for the purchase of movie tickets online, the sale of advertising and research fees. On July 18, 2011 MovieTickets.com declared a dividend of $4,000,000. Hollywood Media received its 26.2% pro rata share of such dividend, amounting to $1,048,875 on July 19, 2011, which reduced the Company’s investment in MovieTickets.com as the dividend did not exceed the amount of the Company’s investment. Hollywood Media distributed on, July 19, 2011, $52,444 of such dividend distribution, representing 5% of Hollywood Media’s share of the dividends, to each of Mr. Rubenstein and Ms. Silvers in accordance with their amended and restated employment agreements dated December 23, 2009, as amended. Other than the July 18, 2011 dividend discussed above, there were no dividends declared by MovieTickets.com or received from MovieTickets.com during the nine and three months ended September 30, 2012 and September 30, 2011, respectively.

[31]

(c)  Project Hollywood LLC

On August 28, 2012 Hollywood Media assigned to Baseline Holdings all of Hollywood Media’s membership interest in Project Hollywood in exchange for total consideration of $1.8 million. Prior to that assignment, Hollywood Media owned 20.65% of the total equity in Project Hollywood LLC (“Project Hollywood”). Hollywood Media’s equity ownership in Project Hollywood was reduced from 21.74% of the total equity in Project Hollywood to 20.65% of the total equity in Project Hollywood at June 30, 2012.  Hollywood Media did not own any equity in Project Hollywood as of September 30, 2011 Hollywood Media’s initial interest in Project Hollywood was acquired on October 27, 2011. Hollywood Media recorded its investment in Project Hollywood under the equity method of accounting, recognizing its percentage interest in Project Hollywood’s income or loss as earnings of unconsolidated investees.  Under applicable accounting principles, Hollywood Media recorded $111,440 and $21,227 in income from its investment in Project Hollywood for the nine and three months ended September 30, 2012, respectively.  There were $182,617 and $5,435 of distributions during the nine and three months ended September 30, 2012, respectively. For additional information about Hollywood Media’s assignment of its membership interest in Project Hollywood LLC and the change in Hollywood Media’s equity interest in Project Hollywood, see Note 9, “Related Party Transactions” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

OPERATING EXPENSES

Editorial, Production, Development and Technology.

Editorial, production, development and technology costs include fees and royalties paid to authors and co-editors for the Intellectual Properties segment. Editorial, production, development and technology costs were $391,503 for Y3-12 as compared to $562,042 for Y3-11, a decrease of $170,539 or 30%, and $108,727 for Q3-12 as compared to $105,140 for Q3-11, an increase of $3,587 or 3%. As a percentage of revenues, these costs were 91% and 67% for Y3-12 and Y3-11 respectively, and 113% and 69% for Q3-12 and Q3-11, respectively. The decrease in Y3-12 as compared to Y3-11was due primarily to a decrease in payments to writers and co-editors.

Selling, General and Administrative.

Selling, general and administrative (SG&A) expenses consist of occupancy costs, professional, legal and consulting service fees, telecommunications costs, provision for doubtful accounts receivable, general insurance costs and selling and marketing costs (such as advertising, marketing, promotional, business development, public relations, and commissions due to advertising agencies, advertising  representative firms and other parties). SG&A expenses for Y3-12 were $1,839,990 compared to $2,270,799 for Y3-11, a decrease of $430,809 or 19%. SG&A expenses for Q3-12 were $639,012 compared to $543,350 for Q3-11, an increase of $95,662 or 18%.  The increase in SG&A expenses for Q3-12 as compared to Q3-11 was due to increased legal expenses.

The decrease in SG&A expenses in Y3-12 as compared to Y3-11 was due primarily to the following: legal expense decreased by approximately $96,000, a $100,000 decrease in office-related expenses attributable to the Company’s continuing effort to reduce costs and expenses, an $85,000 decrease in insurance costs and a $77,000 decrease in shareholder relations expense.  For additional information, see Note 9 – Related Party Transactions in the Notes to Condensed Consolidated Financial Statements included in Part I, of this Quarterly Report on Form 10-Q.

[32]

Payroll and Benefits.

Payroll and benefits expenses include payroll and benefits and other types of compensation expense as well as human resources and administrative functions.

Payroll and benefits expenses for Y3-12 were $1,619,487 compared to $2,843,556 for Y3-11, a decrease of $1,224,069 or 43%. Payroll and benefits expenses for Q3-12 were $368,904 compared to $1,232,765 for Q3-11, a decrease of $863,861 or 70%.

The decrease in payroll and benefits expense in Y3-12 as compared to Y3-11 was primarily due to a decrease in executive payroll of $771,000, a decrease in payroll of the accounting department of approximately $59,000, a combined decrease in payroll of human resources, administration, MIS and legal of approximately $298,000 and a reduction in the Intellectual Properties division payroll of $73,000. The decrease in payroll and benefits expenses in Q3-12 as compared to Q3-11 was primarily due to a decrease in executive payroll of $800,000.

Depreciation and amortization.

Depreciation and amortization expense consists of depreciation of property and equipment, furniture and fixtures, leasehold improvements, and equipment under capital leases and amortization of intangible assets. Depreciation and amortization expense was $113,032 for Y3-12 and $162,653 for Y3-11, and $37,868 for Q3-12 and $50,014 for Q3-11.

The decrease in depreciation and amortization expense of $49,621 or 31% in Y3-12 from Y3-11 was primarily due to reduced leasehold improvements depreciation amortization because of a change in location of the corporate office to a less expensive rental space and the balance is due to fixed assets becoming fully depreciated during or prior to Q1-11.

The decrease in depreciation and amortization expense of $12,146 or 24% in Q3-12 from Q3-11 was primarily due to reduced leasehold improvements depreciation amortization because of a change in location of the corporate office to a less expensive rental space and the balance is due to fixed assets becoming fully depreciated during or prior to Q1-11.

Interest, net.

Interest, net was $777,411 of income for Y3-12 as compared to $789,660 of income for Y3-11. Interest, net was $264,400 of income for Q3-12 as compared to $260,381 of income for Q3-11. Interest, net primarily consists of the interest on the $8,500,000 note received by Hollywood Media from the purchaser of the Broadway Ticketing Division in the amount of $776,333. The note has an interest rate of 12% per annum, is paid quarterly and matures on December 15, 2015. For additional information, see Note 3 - Discontinued Operations in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

[33]

As described in Note 3, “Discontinued Operations” in the Notes to the Condensed Consolidated Financial Statements included in Item I, Part I of this Quarterly Report on Form 10-Q, Hollywood Media received from Key Brand in connection with the Broadway Sale the First $7 Million Earnout payment in cash and an additional $7 million representing the Second $7 Million Earnout payment which was added to the Loan under the Credit Agreement. As a result of the Second $7 Million Earnout amount being added to the $8.5 million principal amount of the Loan, the principal amount of the Loan due Hollywood Media by Key Brand was $15.5 million as of October 1, 2012. Key Brand is obligated to pay Hollywood Media interest at a rate of 12% per annum on the Loan, with the Loan maturing on December 15, 2015. The Loan is secured on a second lien basis by all stock and assets of Theatre Direct and its subsidiaries subordinated to a $15 million loan to JP Morgan. The Second Earnout amount of $7 million added to the Loan (from the Second $7 Million Earnout) as of October 1, 2012 is to be amortized in equal quarter annual installments with interest at 12% per annum through maturity on December 15, 2015. Interest will begin on the $7 million portion of the Loan starting October 1, 2012 with the first principal and interest payments on this $7 million portion to be received on December 31, 2012 in the amount of approximately $750,000 consisting of principal of $538,000 and interest of $215,000. Principal and interest payments on the $7,000,000 portion of the Loan (from the Second Earnout) are expected to be approximately $2,840,000 in 2013. In addition, interest payments on the original $8,500,000 portion of the Loan are expected to be approximately $1,030,000 in 2013.

Income from Discontinued Operations.

Income from discontinued operations was $2,467,475 for Y3-12 compared to $91,971 for Y3-11, an increase of $2,375,504. Income from discontinued operations for Q3-12 was $1,839,788 compared to $158,058 for Q3-11, an increase of $1,681,730.

The increase in discontinued operations in Y3-12 as compared to Y3-11 and Q3-12 as compared to Q3-11 was primarily due to the receipt by Hollywood Media of the Buyout Amount, the earnout gain from R&S Investments, and the gain on sale in connection with the assignment of Hollywood Media’s membership interest in Project Hollywood.

LIQUIDITY AND CAPITAL RESOURCES

Hollywood Media’s cash and cash equivalents were $5,959,801 at September 30, 2012 as compared to $3,683,063 at December 31, 2011. Hollywood Media’s net working capital (defined as current assets less current liabilities) was $5,285,175 at September 30, 2012 as compared to $3,067,465 at December 31, 2011.

Net cash used in operating activities during Y3-12 was $2,006,196, which was primarily attributable to a $3,600,000 non-cash goodwill impairment charge partially offset by the following: (1) $322,500 non-cash amortization expense of deferred compensation costs, (2) $113,032 depreciation and amortization, (3) $776,333 of interest on the $8,500,000 note received from Key Brands, and (4) working capital of $221,343. By comparison, net cash used in operating activities during Y3-11 was $1,982,652.

As described in Note 3, “Discontinued Operations” in the Notes to the Condensed Consolidated Financial Statements included in Item I, Part I of this Quarterly Report on Form 10-Q, Hollywood Media received on October 1, 2012, following the end of the third quarter period, from Key Brand in connection with the Broadway Sale the First $7 Million Earnout payment in cash. Further, an additional $7 million representing the Second $7 Million Earnout payment was added to the Loan under the Credit Agreement as of October 1, 2012, which $7 million amount is to be amortized with interest at 12% per annum over the period October 1, 2012 through December 15, 2015 in equal quarter-annual installments. As a result of the Second $7 Million Earnout being added to the $8.5 million principal amount of the Loan, the principal amount of the Loan due Hollywood Media by Key Brand was $15.5 million as of October 1, 2012. Key Brand is obligated to pay Hollywood Media interest at a rate of 12% per annum on the Loan, with the Loan maturing on December 15, 2015. The Loan is secured on a second lien basis by all stock and assets of Theatre Direct and its subsidiaries. Interest will begin on the $7,000,000 portion of the Loan (from the Second Earnout) starting October 1, 2012 with the first principal and interest payments on this $7,000,000 portion to be received on December 31, 2012 in the amount of approximately $750,000 consisting of principal of $538,000 and interest of $215,000. Principal and interest payments on the $7,000,000 portion of the Loan (from the Second Earnout) are expected to be approximately $2,840,000 in 2013. In addition, interest payments on the original $8,500,000 portion of the Loan are expected to be approximately $1,030,000 in 2013.

[34]

Net cash used in operating activities during Y3-11 was $1,982,652, which was primarily attributable to: (1) a net loss of $6,871,113, (2) a gain of $1,132,500 on life insurance recognized on the death of Dr. Martin Greenburg, the former Chief Executive Partner of Tekno Books (3) a non-cash change in the value of the derivative liability in the amount of $635,112, (4) $641,697 non-cash equity in losses of unconsolidated subsidiaries, and (5) working capital used of $189,971. These items were partially offset by the following: (1) $4,795,783 non-cash goodwill impairment charge, (2) $233,850 amortization expense of deferred compensation costs, (3) $162,653 depreciation and amortization, and (4) $773,500 of interest received on the $8,500,000 note received from Key Brands.

Net cash provided by investing activities during Y3-12 was $4,299,789 primarily attributable to: (1) $1,230,500 cash received in connection with the assignment and assumption of Hollywood Media’s membership interest in Project Hollywood; (2) $2,950,000 cash received in connection with the Buyout Amount from R&S Investments, and (3) Hollywood.com earnout payments of $155,000 paid to the Company. By comparison, net cash used in investing activities during Y3-11 was $5,429,095 primarily used to pay Key Brand a working capital adjustment of $3,734,106 in connection with the sale of the Broadway Ticketing business and for payments of $1,740,040 in payroll related bonuses including change of control payments contractually due as a result of the Broadway Sale in Q4-10.

Net cash used in financing activities during Y3-12 was $16,855, for repayments under capital lease obligations. By comparison, net cash used in financing activities during Y3-11 was $16,455,367, which cash usage was primarily for the purchase of common stock tendered in the amount of $16,400,000. For additional information about the purchase of common stock tendered, see Note 4 – “Purchase of Common Stock Tendered” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item I, of this Quarterly Report on Form 10-Q.

Sale of Broadway Ticketing Division to Key Brand Entertainment, Inc.

On December 15, 2010, as contemplated by the Stock Purchase Agreement, dated as of December 22, 2009, entered into between Hollywood Media and Key Brand Entertainment Inc. (as amended, the “Purchase Agreement”), Hollywood Media completed the sale of Hollywood Media’s Broadway Ticketing Division (the “Broadway Sale”), through the sale of all of the outstanding capital stock of Theatre Direct NY, Inc. (“Theatre Direct”) to Key Brand Entertainment Inc. (“Key Brand”). Pursuant to the Purchase Agreement, at the closing of the Broadway Sale:

•	Hollywood Media received $20.5 million in cash (including $0.5 million pursuant to the estimated working capital adjustment described in the Purchase Agreement);

•	Hollywood Media, Theatre Direct and Key Brand entered into that certain Second Lien Credit, Security and Pledge Agreement, dated as of December 15, 2010 (the “Credit Agreement”) pursuant to which Key Brand is obligated to pay to the Company $8.5 million at an interest rate of 12% per annum, which obligation matures on December 15, 2015 and is secured on a second lien basis by all stock and assets of Theatre Direct and its subsidiaries;

•	Theatre Direct issued the Company a warrant to purchase 5% of the outstanding shares of common stock of Theatre Direct as of the closing date on a fully diluted basis at an exercise price of $.01 per share (the “Warrant”);

[35]

•	Key Brand assumed $1.6 million of liabilities associated with employment agreements with certain employees of Theatre Direct; and

•	Hollywood Media was entitled to receive earnout payments of up to $14 million, in two $7 million tranches, contingent upon Theatre Direct and its subsidiaries achieving certain revenue targets during the period from the closing date through the end of the tenth full fiscal year of Theatre Direct following the closing date as set forth in the Purchase Agreement.

•	In connection with the Credit Agreement, Hollywood Media, Key Brand and JPMorgan Chase Bank, N.A., as administrative agent for the senior secured lenders of Key Brand, entered into a Subordination and Intercreditor Agreement, dated December 15, 2010 (the “Intercreditor Agreement”) which defines the rights and obligations of the senior secured lenders and Hollywood Media as subordinated lender, including, without limitation, the rights of payment and the subordination of the security interests of Hollywood Media.

•	On April 22, 2012, the Company entered into Amendment No. 4 (the “Amendment”) to the Purchase Agreement. Pursuant to the Amendment, the Company consented to the contribution of the “group sales” business (but not the Broadway.com consumer ticketing business) owned by Key Brand to a newly formed joint venture (the “Group Sales JV”; such contribution, the “Group Sales Contribution”). The balance of the business sold to Key Brand under the terms of the Purchase Agreement, which included Broadway.com, remained at Key Brand and Theatre Direct. As part of the Amendment, Key Brand agreed to pay the first $7 million earnout amount (the “First $7 Million Earnout”) to the Company on or before October 1, 2012 regardless of the actual revenues of Theatre Direct and its subsidiaries for the fiscal year of Key Brand ending June 30, 2012. The First $7 Million Earnout was paid by Key Brand to the Company on October 1, 2012 and was recorded upon collection of the $7 million received on October 1, 2012. In addition, the revenue calculation for the second $7 million earnout amount (the “Second $7 Million Earnout”) was modified to exclude “group sales” (and the revenues of the new joint venture conducting such business) and the target for the Second Earnout was reduced from $150 million to $123 million accordingly. On October 5, 2012, Hollywood Media received written notice from Key Brand that Theatre Direct achieved the revenue target for the Second $7 Million Earnout in Key Brand’s fiscal year ended June 30, 2012. Accordingly, pursuant to the Amendment, the Second $7 Million Earnout was added as of October 1, 2012 to the principal amount of the Loan under the Credit Agreement. Pursuant to the Credit Agreement, interest at a rate of 12% per annum and principal on such Second $7 Million Earnout will be amortized over the term of the Credit Agreement in equal quarterly installments, which amortization period commenced on October 1, 2012 and ends on the maturity date of the Loan which is December 15, 2015. As a result of the Second $7 Million Earnout being added to the $8.5 million principal amount of the Loan, the principal amount of the Loan due Hollywood Media by Key Brand was $15.5 million as of October 1, 2012.

The Company also consented to certain amendments to the Credit Agreement, including consent to the Group Sales Contribution and to provide for additional reporting requirements. The Company and Key Brand’s other lender, JPMorgan Chase Bank, N.A., also agreed to amend the Intercreditor Agreement to provide that, subject to Key Brand’s compliance with the terms and conditions of its senior secured credit agreement, Key Brand would be permitted to make scheduled quarterly installment payments to Hollywood Media of the Second Earnout amounts prior to the maturity of the Credit Agreement.

For additional information about the sale of the Broadway Ticketing Business, see Note 3 “Discontinued Operations” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item I, of this Quarterly Report on Form 10-Q.

[36]

Sale of Hollywood.com Business Unit to R&S Investments, LLC

On August 21, 2008, Hollywood Media entered into and simultaneously closed on a definitive purchase agreement with R&S Investments, LLC, pursuant to which R&S Investments acquired the Hollywood.com Business for a potential purchase price of $10.0 million, which included $1.0 million in cash that was paid to Hollywood Media at closing and potential earnout payments of up to $9.0 million. Since August 21, 2008, $1,892,692 in earnout payments were paid to Hollywood Media. Hollywood Media also received $2,950,000 in connection with the buy-out of the Hollywood.com earnout by R&S Investments. For additional information about the Hollywood.com business transactions and the purchase of the Hollywood.com earnout by R&S Investments, see Note 3 “Discontinued Operations” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

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

Pursuant to the Share Purchase Agreement, the purchase price for the Purchased Shares is U.S. $250,000, payable in cash in a non-interest bearing note in twenty equal quarter-annual installments of $12,500 each over a period of five years. Subject to the terms and conditions of the Share Purchase Agreement, the first installment of the purchase price was due and was paid to the Company on July 31, 2012 and subsequent installments of the purchase price are due every three calendar months thereafter. The Company imputed interest at 16.5%, per annum, on this $250,000 non-interest bearing loan resulting in a discounted amount of $168,014 which was included in the total gain on sale attributable to the sale of Cinemasource UK Limited of $649,215. As of September 30, 2012, the Company has received all payments on the $250,000 non-interest bearing loan in accordance with the payment terms. This gain on sale is included in “Income from Discontinued Operations” in the Condensed Consolidated Statement of Operations included in Item I, Part I of this quarterly report on Form 10-Q. The discounted amount of the non-interest bearing loan is included in “Other Assets” in the condensed consolidated balance sheets included in Item I, Part I of this quarterly report on Form 10-Q.

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

[37]

Capital Expenditures

Hollywood Media’s capital expenditures during the nine and three months ended September 30, 2012 were $36,222 and zero respectively. We currently anticipate that additional capital expenditures during 2012 will total approximately $15,000 including various system and equipment upgrades.

Authorization of Stock Repurchase Program

Hollywood Media previously reported in its current report on Form 8-K filed with the SEC on October 4, 2007, that its Board of Directors authorized a stock repurchase program (the “Repurchase Program”) under which Hollywood Media may use up to $10.0 million of its cash to repurchase shares of its outstanding common stock. During the third quarter of 2012, no shares of Hollywood Media’s common stock were repurchased under the Repurchase Program.

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

Off-Balance Sheet Arrangements

At September 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes of the sort contemplated by paragraph (a) (4) of Item 303 of SEC Regulation S-K. As such, management believes that we currently do not have any disclosures to make of the sort contemplated by paragraph (a) (4) of Item 303 of SEC Regulation S-K regarding “off-balance sheet arrangements.”

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

[38]

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

During the three months ended September 30, 2012, the Company determined that $3.6 million of the goodwill associated with its Ad Sales division should be written down after it was determined that the future cash flow of these assets is likely impaired, and the risk associated with previously expected cash flows has increased and accordingly recorded an impairment loss of $3.6 million.   For additional Information see Note 6 - Segment Reporting in the Notes to Condensed Consolidated Financial Statements included in included in Item I, Part I of this quarterly report on Form 10-Q.  At September 30, 2012 we are not aware of any additional items or events that would cause us to adjust the recorded value of Hollywood Media’s goodwill further.  The goodwill recorded in the accompanying consolidated balance sheets as of September 30, 2012 and December 31, 2011 was $6,200,000 and $9,800,000, respectively.  At September 30, 2012 and December 31, 2011 goodwill represented 44% and 54%, respectively, of total assets.   Future changes in estimates used to conduct the impairment review, including revenue projections or market could cause the analysis to indicate that Hollywood Media’s goodwill is impaired in subsequent periods and result in a write-off of a portion or all of the goodwill.   In order to evaluate the sensitivity of the fair value calculations of our reporting units on the impairment calculation, we applied a hypothetical decrease to the fair values of each reporting unit.  The Company believes that the fair value of its remaining reporting unit that contains goodwill at September 30, 2012 and December 31, 2011 met or exceeded the book value of that reporting unit.

[39]

The Company believes that the disparity between the book value of its assets as compared to the market capitalization of its business is in large part a consequence of market conditions, including perceived risks in the debt markets, the Company’s industry and the broader economy. While the Company believes that some of these risks are unique to specific companies, some represent global industry risks. The Company believes that there is no fundamental change in our underlying business model or prospects for our Company. The Company has evaluated the impairment of its goodwill, giving consideration to these risks, and their impact upon the respective reporting units’ fair values, and has reported impairments where it deems appropriate. The Company believes that the fair value of its remaining reporting unit that contains goodwill at September 30, 2012 and December 31, 2011 exceeded the book value of those units.

Inflation and Seasonality

Although we cannot accurately determine the precise effects of inflation, we do not believe inflation has a material effect on revenue or results of operations. We consider our business to be somewhat seasonal and expect net revenues to be generally higher during the second and fourth quarters of each fiscal year for our Tekno Books book licensing business as a result of the general publishing industry practice of paying royalties semi-annually. In addition, although not seasonal, our Intellectual Properties division experiences fluctuations in its revenue stream, earnings and cash flow as a result of the amount of time that is expended in the creation and development of the intellectual properties and its licensing agreements. The recognition of licensing revenue is typically triggered by specific contractual events which occur at different points in time rather than on a regular periodic basis.

[40]

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of Hollywood Media’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer and Chief Accounting Officer (principal financial and accounting officer), of the effectiveness of Hollywood Media’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation and the material weakness described below, Hollywood Media’s management, including the Chief Executive Officer and Chief Financial Officer and Chief Accounting Officer, have concluded that Hollywood Media’s disclosure controls and procedures were not effective, as of September 30, 2012, to ensure that information required to be disclosed by Hollywood Media in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to Hollywood Media’s management, including the Chief Executive Officer and Chief Financial Officer and Chief Accounting Officer, to allow timely decisions regarding required disclosure.

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

A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board Auditing Standard No. 5), or a combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of September 30, 2012, Hollywood Media had not remediated these material weaknesses.

[41]

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

[42]

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Hollywood Media did not issue any securities during the quarter ended September 30, 2012, in transactions that were not registered under the Securities Act of 1933.

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

During the third quarter of 2012, no shares of Hollywood Media common stock were purchased under the Repurchase Program.  As of September 30, 2012, the maximum approximate dollar value of shares that may have been purchased under the Repurchase Program was $2,697,843 (calculated by subtracting (i) the total price paid for all shares purchased under the Repurchase Program from inception through September 30, 2012 or $7,302,157 from (ii) the $10,000,000 potential maximum dollar value of repurchases approved under the life of the Repurchase Program).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

[43]

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

101**+

The following financial information from Hollywood Media Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011, (ii) Condensed Consolidated Statements of Operations (unaudited) for the nine and three months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2012 and 2011, and (iv) the Notes to Condensed Consolidated Financial Statements (unaudited).

**        Pursuant to Rule 406T of Regulation S-T, these interactive data files are not deemed part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

+         Submitted electronically with this Quarterly Report on Form 10-Q.

[44]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYWOOD MEDIA CORP.
Date: November 19, 2012	By:	/s/ Mitchell Rubenstein
Mitchell Rubenstein, Chairman of the Board and Chief Executive Officer (Principal executive officer)

Date: November 19, 2012	By:	/s/ Tammy G. Hedge
Tammy G. Hedge, Chief Financial Officer and Chief Accounting Officer (Principal financial and accounting officer)

[45]