Form 10-K
period 2012-12-31
HOLLYWOOD MEDIA CORP
filed 2013-04-01
CIK 912544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________________

Commission File No.      1-14332

HOLLYWOOD MEDIA CORP.

(Exact name of registrant as specified in its charter)

Florida	65-0385686
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

301 East Yamato Road, Suite 2199
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

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained therein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).

Yes	☐	No	☒

The aggregate market value of the registrant’s common stock, $.01 par value per share, held by non-affiliates as of June 30, 2012, computed by reference to the last sale price of the common stock on June 30, 2012 as reported by the NASDAQ Global Market based on published financial sources, was $20,472,667.35, as calculated under the following assumptions. For purposes of this computation, all executive officers, directors, and holders of 10% or more of the registrant’s common stock known to the registrant, have been deemed to be affiliates, but such calculation should not be deemed to be an admission that such directors, officers or beneficial holders are, in fact, affiliates of the registrant.

As of March 19, 2013, there were 22,651,766 shares of the registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

HOLLYWOOD MEDIA CORP.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED

DECEMBER 31, 2012

Table of Contents

		Page No.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS		ii

PART I

Item 1.	Business	1-5

Item 1A.	Risk Factors	5-12

Item 1B.	Unresolved Staff Comments	12

Item 2.	Properties	13

Item 3.	Legal Proceedings	13

Item 4.	Mine Safety Disclosures	13

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14-16

Item 6.	Selected Financial Data	16

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-31

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 8.	Financial Statements and Supplementary Data	32-68

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	68-69

Item 9A.	Controls and Procedures	69-70

Item 9B.	Other Information	70

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	71-73

Item 11.	Executive Compensation	73-81

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	81-84

Item 13.	Certain Relationships and Related Transactions, and Director Independence	84-88

Item 14.	Principal Accounting Fees and Services	88-89

PART IV

Item 15.	Exhibits, Financial Statement Schedules	90-98

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K or that are otherwise made by us or on our behalf about our financial condition, results of operations and business constitute “forward-looking statements,” within the meaning of federal securities laws. Hollywood Media Corp. (“Hollywood Media”) cautions readers that certain important factors may affect Hollywood Media’s actual results, levels of activity, performance or achievements and could cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements anticipated, expressed or implied by any forward-looking statements that may be deemed to have been made in this Annual Report on Form 10-K or that are otherwise made by or on behalf of Hollywood Media. Without limiting the generality of the foregoing, “forward-looking statements” are typically phrased using words such as “may,” “will,” “should,” “expect,” “plans,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “pro forma” or “continue” or the negative variations thereof or similar expressions or comparable terminology. Factors that may affect Hollywood Media’s results and the market price of our common stock include, but are not limited to:

•	our operating losses;

•	negative cash flows and accumulated deficit;

•	our ability to develop and maintain strategic relationships;

•	MovieTickets.com Inc.’s ability to compete with the other online movie ticketing service and other competitors, and the outcome of, and potential impact of matters relating to, the lawsuit filed by Hollywood Media, National Amusements Inc. and MovieTickets.com, Inc. against AMC Entertainment Inc. relating to MovieTickets.com (for more information about such lawsuit, see Part I, Item 3 of this Annual Report on Form 10-K and Note 14 “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K);

•	MovieTickets.com Inc.’s ability to compete with the other online movie ticketing services following the departure of AMC Entertainment, Inc., MovieTickets.com Inc.’s largest exhibitor in terms of ticket sales, to MovieTickets.com Inc.’s competition.

•	our ability to maintain and obtain sufficient capital to finance our operations;

•	our ability to realize anticipated cost efficiencies;

•	government regulation;

•	adverse economic factors such as recession, war, terrorism, international incidents or labor strikes and disputes;

•	our ability to design, implement and maintain effective internal controls;

•	dependence on our founders;

•	the unpredictability of our stock price;

•	the possibility of our common stock being delisted from the NASDAQ Global Market and not qualifying for trading on another exchange or market (such as the NASDAQ Capital Market, the NYSE MKT or the over-the-counter market);

•	the possibility of not receiving payments from Key Brand Entertainment Inc. (“Key Brand”) in connection with the sale of our Broadway Ticketing business pursuant to that certain Second Lien Credit, Security and Pledge Agreement, dated as of December 15, 2010, entered into by Theatre Direct NY, Inc., Key Brand Entertainment Inc., and Hollywood Media, as amended (the “Credit Agreement”);

ii

•	the impact of the death of Tekno Books’ former Chief Executive Partner, Dr. Martin Greenberg, on the ability of Tekno Books to maintain relationships it has with certain authors and publishers;

•	the timing and amount of the payments we receive pursuant to the Credit Agreement; and

•	our ability to exercise or put our warrant to purchase 5% of the outstanding shares of common stock of Theatre Direct NY, Inc. issued to us by Theatre Direct NY, Inc. pursuant to that certain Stock Purchase Agreement, dated as of December 22, 2009, entered into between Hollywood Media and Key Brand, as amended.

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

Overview

Until December 15, 2010, Hollywood Media Corp. (“Hollywood Media,” the “Company,” “we,” “our,” or “us”) was comprised of various businesses focusing primarily on online ticket sales, deriving revenue primarily from Broadway, Off-Broadway and London’s West End ticket sales to individuals and groups, as well as advertising and book development license fees and royalties. Our Broadway Ticketing business was comprised of Broadway.com, 1-800-BROADWAY, Theatre Direct and Theatre.com. On December 15, 2010, as contemplated by the Stock Purchase Agreement, dated as of December 22, 2009, entered into between Hollywood Media and Key Brand (as amended, the “Purchase Agreement”) we completed the sale of our Broadway Ticketing Division (the “Broadway Sale”), through the sale of all of the outstanding capital stock of Theatre Direct NY, Inc. (“Theatre Direct”) to Key Brand Entertainment Inc. (“Key Brand”). See Part II, Item 7 of this Annual Report on Form 10-K – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5, “Discontinued Operations” in the Notes to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for more information on the Broadway Sale.

Following the Broadway Sale and the other transactions described below, we currently have the following businesses and interests: (i) our Ad Sales Division (including our 26.2% equity interest in MovieTickets.com, Inc. (“MovieTickets.com”)), (ii) our Intellectual Properties Division (consisting of our wholly-owned subsidiary, Tekno Books, and a 50% interest in NetCo Partners), (iii) a warrant to purchase 5% of the outstanding shares of common stock of Theatre Direct issued by Theatre Direct in connection with the Broadway Sale (as amended, the “Warrant”), and (iv) the right to receive payments from Key Brand under the that certain Second Lien Credit, Security and Pledge Agreement, dated as of December 15, 2010, entered into by Theatre Direct, Key Brand and Hollywood Media, as amended (the “Credit Agreement”).

Sale by Hollywood Media of its Minority Interest in Project Hollywood LLC (which owns the Baseline StudioSystems business)

On August 28, 2012, Hollywood Media entered into an Assignment and Assumption of Membership Interest and Waiver (the “Assignment”) with Baseline Holdings LLC (“Baseline Holdings”), Project Hollywood LLC (“Project Hollywood”), Mitchell Rubenstein (“Mr. Rubenstein”) and Laurie S. Silvers (“Ms. Silvers”). Baseline Holdings is wholly-owned by Mr. Rubenstein, the Chairman and Chief Executive Officer of Hollywood Media, and Ms. Silvers, the Vice-Chairman, President and Secretary of Hollywood Media. Pursuant to the Assignment, Hollywood Media assigned to Baseline Holdings all of Hollywood Media’s membership interest in Project Hollywood in exchange for total consideration of $1,800,000.00 (the “Project Hollywood Purchase Price”). The Project Hollywood Purchase Price has been paid as follows: (1) $1,230,500.00 in cash (which has been paid by Baseline Holdings to Hollywood Media), (2) Mr. Rubenstein waived his right to receive any future principal and interest owed by Key Brand to Hollywood Media pursuant to the Credit Agreement (as of August 28, 2012, Mr. Rubenstein had the right to receive 4.76% of the principal, or $404,600.00, and interest on account of the Credit Agreement), and (3) Ms. Silvers waived her right to receive any future principal and interest owed by Key Brand to Hollywood Media under the Credit Agreement (as of August 28, 2012, Ms. Silvers has the right to receive 1.94% of the principal, or $164,900.00, and interest on account of the Credit Agreement). Hollywood Media acquired its membership interest in Project Hollywood on October 27, 2011 for $1,250,000.00. See Note 18, “Related Party Transactions” in the Notes to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K and Part III, Item 13 of this Annual Report on Form 10-K – Certain Relationships and Related Transactions, and Director Independence for more information on the Assignment and the transactions contemplated by the Assignment.

Sale of Cinemasource UK Limited - Share Purchase Agreement

On May 1, 2012, Hollywood Media entered into a share purchase agreement (the “Share Purchase Agreement”) with Orchard Advertising Limited (“Buyer”), pursuant to which Hollywood Media sold, and Buyer purchased, the entire issued share capital of Cinemasource UK Limited (the “Purchased Shares”) which business was part of Hollywood Media’s Ad Sales segment and included UK Theatres Online Limited, Spring Leisure Limited, Cinemasonline Limited and WWW.CO.UK Limited.

Pursuant to the Share Purchase Agreement, the purchase price for the Purchased Shares is U.S. $250,000, payable in cash in a non-interest bearing loan in twenty equal quarter-annual installments of $12,500 each over a period of five years. Subject to the terms and conditions of the Share Purchase Agreement, the first installment of the purchase price was due and was paid to Hollywood Media on July 31, 2012 and subsequent installments of the purchase price are due every three calendar months thereafter. Hollywood Media received such payments in accordance with the payment terms.

See Part II, Item 7 of this Annual Report on Form 10-K – Management’s Discussion and Analysis of Financial Condition and Results of Operation and Note 5, “Discontinued Operations” in the Notes to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for more information on the sale of Cinemasource UK Limited.

Major Business Divisions of Hollywood Media

The following summary descriptions of our continuing operations major business divisions are followed by more detailed descriptions of such businesses.

Ad Sales Division

Hollywood Media’s Ad Sales Division includes Hollywood Media’s 26.2% equity interest in MovieTickets.com. Prior to the sale of Cinemasource UK Limited on May 1, 2012 described above (which business included UK Theatres Online Limited, Spring Leisure Limited, Cinemasonline Limited and WWW.CO.UK Limited), the Ad Sales segment also sold advertising on plasma TV displays throughout the U.K. and Ireland, on lobby display posters, movie brochure booklets and ticket wallets distributed in cinemas, live theater and other entertainment venues in the U.K. and Ireland.

See Part I, Item 3 of this Annual Report on Form 10-K for a discussion of the current lawsuit involving Hollywood Media, National Amusements Inc. and Movietickets.com as Plaintiffs and AMC Entertainment Inc., as Defendant.

Intellectual Properties Division

Our Intellectual Properties Division includes a book development and book licensing business owned and operated by our wholly-owned subsidiary, Tekno Books, which develops and executes book projects, frequently with best-selling authors. Tekno Books has worked with over 60 New York Times best-selling authors, including the late Isaac Asimov, Tom Clancy, Tony Hillerman, John Jakes, Jonathan Kellerman, Dean Koontz, the late Robert Ludlum, Nora Roberts and Scott Turow. Hollywood Media is also a 50% partner in NetCo Partners, a partnership that owns NetForce. Hollywood Media also owns directly additional intellectual property created for it by various best-selling authors such as Mickey Spillane, Anne McCaffrey and others. We are beginning a reorientation process of this business from print to digital distribution.

Other

Our Other Division is comprised of payroll and benefits for corporate and administrative personnel as well as other corporate-wide expenses, such as legal fees, audit fees, proxy costs, insurance, centralized information technology, and includes consulting and other fees and costs relating to compliance with the provisions of the Sarbanes-Oxley Act of 2002 that require Hollywood Media to assess and report on internal control over financial reporting, and related development of controls. Prior to the assignment of Hollywood Media’s membership interest in Project Hollywood on August 28, 2012 described above, this division also included Hollywood Media’s membership interest in Project Hollywood.

Other Business and Financial Information

The following portions of this Business section of this Annual Report on Form 10-K contain more detailed information about our various business units, and “Item 1A – Risk Factors” below contains discussions of various related risks. Additional financial and other important information about Hollywood Media and our businesses is also contained elsewhere in this Annual Report on Form 10-K, including without limitation, the following portions of this Annual Report on Form 10-K: Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Part II, Item 8 – Financial Statements and Supplementary Data (including the Notes to Consolidated Financial Statements contained therein).

SEC Reports Available on Internet

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

Ad Sales Division

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

Hollywood Media owns a 26.2% equity interest in MovieTickets.com. See Part II, Item 7 of this Annual Report on Form 10-K – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Equity in Earnings of Unconsolidated Investees” below, and Note 13 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K below, for additional information about our equity interest in MovieTickets.com. MovieTickets.com entered into an agreement with Viacom Inc. effective August 2000 whereby Viacom Inc. acquired a 5% interest (now 4.1% after dilution) in MovieTickets.com for $25.0 million of advertising and promotion over five years. MovieTickets.com is promoted through on-screen advertising in most participating exhibitors’ theaters. In March 2001, America Online Inc. (“AOL”) purchased a non-interest bearing convertible preferred equity voting interest in MovieTickets.com for $8.5 million in cash, which was convertible into approximately 3% of the common stock of MovieTickets.com and which was converted in April 2005. The AOL interest is currently held by Time Warner Inc. In connection with the 2001 transaction with AOL, MovieTickets.com’s ticket inventory was promoted throughout AOL’s interactive properties and ticket inventory, including Moviefone. Through an agreement in August 2004 between MovieTickets.com and Moviefone, MovieTickets.com acquired by assignment and assumed the ticketing agreements that Moviefone had with its movie theater exhibitors. The Moviefone exhibitor agreements assumed by MovieTickets.com includes agreements with Clearview Cinemas and Landmark Theaters. Currently, MovieTickets.com sells tickets for over 250 movie theater chains.

Intellectual Properties Business

Book Development and Book Licensing. Our Intellectual Properties division includes a book development and book licensing business owned and operated by our wholly-owned subsidiary, Tekno Books, which develops and executes book projects, frequently with best-selling authors. Tekno Books has worked with more than 60 New York Times best-selling authors, including the late Isaac Asimov, Tom Clancy, Tony Hillerman, John Jakes, Jonathan Kellerman, Dean Koontz, the late Robert Ludlum, Nora Roberts and Scott Turow, and numerous media celebrities, including Leonard Nimoy. Our intellectual properties division has licensed books for publication with more than 80 domestic book publishers, including Random House (Bertelsmann), Penguin Publishing Group (Pearson), Simon & Schuster (Viacom), HarperCollins (News Corp.), St. Martin’s Press (Holtzbrink of Germany), Warner Books (Time Warner), and the publishing division of Barnes & Noble. Tekno Books has also produced numerous books under license from such entertainment companies as Universal Studios, CBS Television, DC Comics (Time Warner), and MGM Studios. Since 1980, Tekno Books has developed over 2,080 books that have been published. Another 3,800 foreign, audio, paperback, electronic, and other editions of these books have been sold to hundreds of publishers around the world, and published in 33 languages. Tekno’s books have been finalists for, or winners of, more than 200 awards, including The Edgar Allan Poe Award, The Agatha Christie Award (Mystery), The Hugo Award (Science Fiction), The Nebula Award (Fantasy), The International Horror Guild Award (Horror) and The Sapphire Award (Romance).

Intellectual Properties. The Intellectual Properties division also owns directly (separate from Tekno Books) the exclusive rights to certain intellectual properties that are complete stories and ideas for stories, created by best-selling authors and media celebrities. Some examples of our intellectual properties are Neil Gaiman’s Mr. Hero, Neil Gaiman’s Lady Justice, Anne McCaffrey’s Acorna the Unicorn Girl, Leonard Nimoy’s Primortals, and Mickey Spillane’s Mike Danger. We have the right to license rights to certain of our intellectual properties for use by licensees in developing projects in various media forms. We are beginning a reorientation process of this business from print to digital distribution.

Tekno Books

Effective as of December 30, 2011 in connection with the settlement of a dispute involving life insurance proceeds from the death of Tekno Books’ Chief Executive Partner, Dr. Martin H. Greenberg, as described below, the Estate of Martin H. Greenberg (“the Estate”) transferred all of its partnership and ownership interest in Tekno Books to Hollywood Media for no additional consideration pursuant to an Assignment of General Partnership Interest. Before such transfer, Hollywood Media owned 51% of Tekno Books. Following such transfer, Hollywood Media owns 100% of Tekno Books.

Mitchell Rubenstein (the Chairman and CEO of Hollywood Media) was appointed Chief Executive Partner of Tekno Books on July 21, 2011 due to the death on June 25, 2011 of Dr. Greenberg.  In July 2011, Hollywood Media and Tekno Books each received a $750,000 payment from a $1.5 million key-man life insurance policy resulting from Dr. Greenberg’s death.

There was a dispute with the Estate as to whether the $750,000 in life insurance proceeds distributed to Tekno Books should instead have been paid to Hollywood Media.  Hollywood Media believed that pursuant to the amended and restated partnership agreement of Tekno Books, the entire $1.5 million in policy proceeds were due to Hollywood Media.   There was no dispute as to the $750,000 payment on the policy which was made to Hollywood Media in July 2011.

On February 8, 2012, Hollywood Media resolved its dispute with the Estate over the life insurance policy payments that were received as a result of Dr. Martin Greenberg’s death. As a result of such resolution, effective as of December 30, 2011, the Estate and Rosalind M. Greenberg (Dr. Greenberg’s widow) waived any right, entitlement or claim they may have to the above-mentioned a $1.5 million key-man life insurance policy payment, Tekno Books and Hollywood Media waived any right, entitlement or claim they may have to an additional $500,000 life insurance policy payment received by Rosalind M. Greenberg, and the Estate transferred all of its partnership and ownership interest in Tekno Books to Hollywood Media for no additional consideration pursuant to an Assignment of General Partnership Interest. Following such transfer, Hollywood Media owned 100% of Tekno Books and recorded the $367,500 reserve in “Other Income” in the Consolidated Financial Statements contained in Part II, Item 8 or this Annual Report on Form 10-K.

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

Corporate Information

Hollywood Media is a corporation that was incorporated in the State of Florida on January 22, 1993. Our principal executive office is located at 301 East Yamato Road, Suite 2199, Boca Raton, Florida 33431, and the telephone number at our principal executive office is (561) 998-8000.

Employees

At December 31, 2012, Hollywood Media employed approximately 15 full-time employees and no part-time employees for its continuing operations. Of those 15 full-time employees, 2 employees (who are overseen by Mitchell Rubenstein, the Chief Executive Partner of Tekno Books and Chairman and CEO of Hollywood Media) are engaged in our Intellectual Properties division and 13 are corporate, technology and administrative employees. None of the employees are represented by a labor union, nor have we experienced any work stoppages. We consider our relations with our employees to be in good standing.

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

We had a loss from continuing operations before income taxes of approximately $4.4 million and $6.9 million in 2012 and 2011, respectively. We may incur additional losses in the future.

Because Theatre Direct represented a substantial portion of our business, following the Broadway Sale our business is substantially different.

Theatre Direct, which owned our Broadway Ticketing Business, represented a substantial portion of our business until its sale in December 2010 (the “Broadway Sale”). As a result, our operating results for any particular period may not accurately predict our future operating results. Summarized results of our discontinued operations, which include the Broadway Ticketing Business, for 2011 and 2012 are set forth in the notes to our financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Our results of operation and financial condition may be materially adversely effected if (i) our ability to receive any dividends and any other distributions from MovieTickets.com is inhibited in any way, (ii) our ability to receive the payments under the Credit Agreement in connection with the Broadway Sale is inhibited in any way, or (iii) our ability to exercise or put the Warrant issued to us in connection with the Broadway Sale is inhibited in any way.

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

Key Brand’s financial performance and condition will impact Key Brand’s ability to satisfy its obligations under the Credit Agreement and the Purchase Agreement.

Key Brand’s financial performance and condition will impact Key Brand’s ability to finance and grow its business, which would impact its ability to satisfy its obligations under the Credit Agreement and the Purchase Agreement. There can be no assurances that Key Brand will satisfy any or all of these obligations.

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

There can be no assurance that the fair value of the Warrant will ever be realized.

After estimating future cash flows adjusted for risk factors, we determined that the fair value of the Warrant issued to us in connection with the Broadway Sale was $700,000 as of December 31, 2012. The Warrant will be marked to market each reporting period to reflect changes in fair value.

The valuation methodologies used to determine fair value can be subject to significant subjectivity, and the fair value of the Warrant established pursuant to such methodologies may never be realized.

See Note 7, “Fair Value of Financial Instruments and Concentration of Credit Risk” in the Notes to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for information on the methodologies used to determine fair value.

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

The regulatory scope of the Investment Company Act of 1940, as amended (the "Investment Company Act"), which was enacted principally for the purpose of regulating vehicles for pooled investments in securities, extends generally to companies engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. The Investment Company Act may, however, also be deemed to be applicable to a company that does not intend to be characterized as an investment company but that, nevertheless, engages in activities that may be deemed to be within the definitional scope of certain provisions of the Investment Company Act. We believe that our anticipated principal activities following the Broadway Sale, which include operating the Intellectual Properties Division, in which we now own 100%, will not subject us to regulation under the Investment Company Act. Nevertheless, there can be no assurance that we will not be deemed to be an investment company. If we are deemed to be an investment company, we may become subject to certain restrictions relating to our activities, including restrictions on the nature of our investments and the issuance of securities. In addition, the Investment Company Act imposes certain requirements on companies deemed to be within its regulatory scope, including registration as an investment company, adoption of a specific form of corporate structure and compliance with certain reporting, record keeping, voting, proxy, disclosure and other rules and regulations. In the event of the characterization of Hollywood Media as an investment company, our inability to satisfy such regulatory requirements, whether on a timely basis or at all, would, under certain circumstances, have a material adverse effect on Hollywood Media.

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

If we are delisted from the NASDAQ Global Market, we may apply to transfer our common stock listing to the NASDAQ Capital Market. However, our application may not be granted if we do not satisfy the applicable listing requirements for the NASDAQ Capital Market at the time of the application. Even if we successfully transfer our common stock listing to the NASDAQ Capital Market, but are unable to satisfy the minimum bid price requirement of $1.00 per share or any of the other continued listing standards of the NASDAQ Capital Market, our common stock could be delisted from the NASDAQ Capital Market. If our common stock were delisted from the NASDAQ Stock Market, we may apply to transfer our common stock listing to the NYSE MKT. However, our application may not be granted if we do not satisfy the applicable listing requirements for NYSE MKT at the time of the application. If our common stock were to be delisted from the NASDAQ Global Market and we could not satisfy the listing standards of the NASDAQ Capital Market or the NYSE MKT, trading of our common stock most likely would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities. Such trading could reduce the market liquidity of our common stock. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock.

If our common stock is delisted from the NASDAQ Global Market and we could not satisfy the listing standards of the NASDAQ Capital Market or the NYSE MKT and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on the NASDAQ Stock Market that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of shareholders to borrow against or “margin” low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual shareholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock.

There can be no assurance that any disposition or other strategic transaction will occur or, if one is undertaken, of its potential terms or timing.

From time to time we explore potential transactions that may help us to realize the full value of our assets in the interest of our shareholders. There can be no assurance that any transaction will occur or, if one is undertaken, of its potential terms or timing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

We may not be able to compete successfully in the e-books development business.

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

The success of our operations is dependent in part on MovieTickets.com’s ability to enter into and maintain strategic relationships and agreements with exhibitors and Tekno Books’ ability to develop and execute book projects with authors. There can be no assurance such relationships with exhibitors, authors and others will be developed and maintained or renewed and, if unable to do so, our financial condition and results of operations could be adversely impacted.

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

Our stock price is volatile.

The trading price of our common stock has and may continue to fluctuate significantly. During the 24 months ended December 31, 2012, the trading price for our common stock on the NASDAQ Global Market ranged from $0.90 to $1.97 per share. Our stock price may fluctuate in response to a number of events and factors, such as our quarterly operating results, announcements of new products or services, announcements of mergers, acquisitions, strategic alliances, or divestitures and other factors, including similar announcements by other companies that investors may consider to be comparable to us. In addition, the stock market in general has experienced extreme volatility that often has been unrelated to the operating performance of the companies. These broad market and industry fluctuations may cause the market price of our stock to decrease, regardless of our operating performance.

Future sales of our common stock in the public market could adversely affect our stock price and our ability to raise funds in new stock offerings.

Future sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect prevailing market prices of our common stock and could impair our ability to raise capital through future offerings of equity securities. We may issue additional shares of common stock in connection with future financings, acquisitions or other transactions, or pursuant to outstanding stock options, warrants and other convertible securities, and we may also issue additional stock options and stock grants from time to time to our employees and directors. We are generally unable to estimate or predict the amount, timing or nature of future issuances or public sales of our common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. In addition, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

We may require additional capital to finance our operations and there can be no assurance that additional financing will be available on favorable terms.

We may require additional financing in the future. Our long-term financial success depends on our ability to generate sufficient revenue and cash flow to offset operating expenses. To the extent we do not generate sufficient revenues and cash flow to offset expenses we will require further financing to fund our ongoing operations. We cannot assure you that any additional financing will be available or, if available, that it will be on favorable terms. The terms of any financing that we enter into will vary depending on many factors including, among other things, our then current financial condition, the market price of our common stock, and other characteristics and terms of our capital structure. We may seek to raise additional capital through public or private offerings of equity securities or debt financings. Our issuance of additional equity securities could cause dilution to holders of our common stock and may adversely affect the market price of our common stock. The incurrence of debt would increase our interest expense and other debt service obligations and could result in the imposition of covenants that restrict our operational and financial flexibility. See Part II, Item 7 of this Annual Report on Form 10-K– Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The outcome of, and potential impact of matters relating to, the lawsuit filed by Hollywood Media, National Amusements Inc. and MovieTickets.com against AMC Entertainment Inc. could have a material adverse effect on the value of Hollywood Media’s interest in MovieTickets.com.

As reported in Part I, Item 3 of this Annual Report on Form 10-K, Hollywood Media, National Amusements Inc. and MovieTickets.com filed a lawsuit against AMC Entertainment Inc. (“AMC”) alleging, among other things, that AMC has breached and continues to breach the MovieTickets.com Joint Venture Agreement, which obligates AMC to exclusively provide its ticket inventory to MovieTickets.com.

Hollywood Media and the other plaintiffs are seeking unspecified consequential damages and have reserved the right to seek punitive damages. Hollywood Media and the other plaintiffs also are seeking a declaratory judgment that AMC is obligated to make available on MovieTickets.com’s website AMC’s ticket inventory for sale on an exclusive basis and to honor its contractual and common law fiduciary duties of good faith and loyalty to the MovieTickets.com Joint Venture and its joint venturers, Hollywood Media and National Amusements, Inc.

If the lawsuit against AMC is unsuccessful, it could have a material adverse effect on the value of Hollywood Media’s interest in MovieTickets.com.

Item 1B.	Unresolved Staff Comments.

At the time of filing of this Annual Report on Form 10-K, there are no unresolved comments for disclosure under this Item 1B.

Item 2.	Properties.

Hollywood Media leases office space in Florida and Wisconsin. The general terms of the leases for each of these locations are as follows:

		Current
Location	Square Feet	Monthly Rent	Expiration Date

Corporate Headquarters,	2,970	$3,341	November 30, 2013
Boca Raton, FL

Tekno Books	1,446	$1,407	June 30, 2014
Green Bay, WI

Item 3.	Legal Proceedings.

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

Item 4.	Mine Safety Disclosures.

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

Hollywood Media’s common stock trades on The NASDAQ Global Market under the symbol HOLL. The following table sets forth, for each of the periods indicated, the high and low sales prices per share of Hollywood Media’s common stock as reported by the NASDAQ Global Market based on published financial sources.

	High	Low

Year Ended December 31, 2011

First Quarter	$1.97	$1.51
Second Quarter	$1.79	$1.38
Third Quarter	$1.73	$1.31
Fourth Quarter	$1.49	$1.07

Year Ended December 31, 2012

First Quarter	$1.34	$0.94
Second Quarter	$1.43	$0.90
Third Quarter	$1.51	$1.15
Fourth Quarter	$1.48	$1.20

Holders of Common Stock

As of March 19, 2013, there were 106 record holders of Hollywood Media’s common stock.

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

Recent Sales of Unregistered Securities

Hollywood Media did not issue any securities during the year ended December 31, 2012, in transactions that were not registered under the Securities Act of 1933.

Issuer Repurchases of Equity Securities

Hollywood Media reported in its Form 8-K report filed on October 4, 2007, that its Board of Directors authorized a stock repurchase program under which Hollywood Media may use up to $10 million of its cash to repurchase shares of its outstanding common stock. The stock repurchase program was approved by Hollywood Media’s Board of Directors on September 28, 2007 and was initially announced via press release on October 1, 2007.

Pursuant to the stock repurchase program, Hollywood Media is authorized to purchase shares of its common stock from time to time on the open market or in negotiated transactions. The purchases are to be funded from available cash and cash equivalents, and the timing and amount of any shares repurchased will be determined by Hollywood Media’s management based on its evaluation of financial and market conditions, legal requirements and other factors. The stock repurchase program has no time limit and may be suspended for periods or discontinued at any time, and there is no guarantee as to the number of shares that will be purchased or the amount of cash to be utilized for purchases under the stock repurchase program. Repurchased shares will become authorized but unissued shares of Hollywood Media’s common stock.

The following table provides information with respect to common stock purchases by Hollywood Media during the fourth quarter of 2012. For additional information relating to the stock repurchase program, see “Liquidity and Capital Resources” in Part II, Item 7 of this Annual Report on Form 10-K.

					Maximum
				Total Number of	Approximate
				Shares Purchased	Dollar Value of Shares
				as Part of Publicly	that May Yet Be
	Total Number of	Average Price		Announced Plans	Purchased Under the
Period	Shares Purchased	Paid Per Share		or Programs(1)	Plans or Programs(1)

October 1, 2012 through October 31, 2012	-	$-		-	$2,697,843

November 1, 2012 through November 30, 2012	-	$-		-	$2,697,843

December 1, 2012 through December 31, 2012	16,600	$1.48	(2)	16,600	$2,673,261	(3)

Total	16,600	$1.48	(2)	16,600	$2,673,261	(3)

(1)	As stated above, Hollywood Media reported in its Form 8-K report filed on October 4, 2007, that its Board of Directors authorized a stock repurchase program under which Hollywood Media may use up to $10 million of its cash to repurchase shares of its outstanding common stock. The stock repurchase program was approved by Hollywood Media’s Board of Directors on September 28, 2007 and was initially announced via press release on October 1, 2007. The stock repurchase program has no time limit and may be suspended for periods or discontinued at any time, and there is no guarantee as to the number of shares that will be purchased or the amount of cash to be utilized for purchases under the stock repurchase program.

(2)	Includes a broker commission of $508.

(3)	As of December 31, 2012, calculated by subtracting (i) the total price paid for all shares purchased under the stock repurchase program from inception through December 31, 2012, or $7,326,739, from (ii) the $10 million potential maximum dollar value of repurchases approved under the life of the stock repurchase program.

Securities Authorized for Issuance Under Equity Compensation Plans.

For information regarding the securities authorized for issuance under our equity compensation plans, please see Item 12 of Part III of this Annual Report on Form 10-K.

Performance Graph

Not applicable.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with Hollywood Media’s Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

Overview

Until December 15, 2010, Hollywood Media was comprised of various businesses focusing primarily on online ticket sales, deriving revenue primarily from Broadway, Off-Broadway and London’s West End ticket sales to individuals and groups, as well as advertising and book development license fees and royalties. Our Broadway Ticketing business was comprised of Broadway.com, 1-800-BROADWAY, Theatre Direct and Theatre.com. On December 15, 2010, we completed the Broadway Sale through the sale of all of the outstanding capital stock of Theatre Direct to Key Brand, as contemplated by the Purchase Agreement. Following this sale, our business segments for our continuing operations are as follows:

•	Ad Sales – includes Hollywood Media’s 26.2% equity interest in MovieTickets.com. Prior to the sale of Cinemasource UK Limited on May 1, 2012 (which business included UK Theatres Online Limited, Spring Leisure Limited, Cinemasonline Limited and WWW.CO.UK Limited), the Ad Sales segment also sold advertising on plasma TV displays throughout the U.K. and Ireland, on lobby display posters, movie brochure booklets and ticket wallets distributed in cinemas, live theater and other entertainment venues in the U.K. and Ireland. See Note 5, “Discontinued Operations” in the Notes to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for information on the sale of Cinemasource UK Limited.

•	Intellectual Properties – owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses for book and other media. This segment includes our wholly-owned subsidiary, Tekno Books, a book development business, and this segment does not include our 50% interest in NetCo Partners, for purposes of this discussion and analysis. We are beginning a reorientation process of this business from print to digital distribution.

•	Other – is comprised of payroll and benefits for corporate and administrative personnel as well as other corporate-wide expenses, such as legal fees, audit fees, proxy costs, insurance, centralized information technology, and includes consulting and other fees and costs relating to compliance with the provisions of the Sarbanes-Oxley Act of 2002 that require Hollywood Media to assess and report on internal control over financial reporting, and related development of controls. Until August 28, 2012, this segment also included Hollywood Media’s equity interest in Project Hollywood LLC (“Project Hollywood”) (which was reduced from 21.74% of the total equity in Project Hollywood to 20.65% of the total equity in Project Hollywood at June 30, 2012), which in turn owns Baseline. On August 28, 2012 Hollywood Media assigned Baseline Holdings all of Hollywood Media’s membership interest in Project Hollywood in exchange for certain consideration. For additional information on the assignment of Hollywood Media’s interest in Project Hollywood and the change in Hollywood Media’s equity interest in Project Hollywood, see Note 18, “Related Party Transactions” in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Year ended December 31, 2012 (“fiscal 2012”) as compared to the year ended December 31, 2011 (“fiscal 2011”).

The results of continuing operations include application of accounting principles to reflect the discontinued operations resulting from the sale of the Cinemasource UK Limited Business in fiscal 2012. In addition, Hollywood Media sold the Broadway Ticketing Business in fiscal 2010 and the Hollywood.com Business in fiscal 2008. The sales of the Cinemasource UK Limited, Broadway Ticketing and Hollywood.com are described below.

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

As of the closing of the transactions contemplated by the Share Purchase Agreement, (1) Jeffrey Spector, a director of Buyer, was also (i) a director of all four subsidiaries of Cinemasource UK Limited (UK Theatres Online Limited, Spring Leisure Limited, Cinemasonline Limited and WWW.CO.UK Limited) and (ii) an employee of one of the subsidiaries of Cinemasource UK Limited (UK Theatres Online) and (2) Janette Erskine, a director of Buyer, was also (i) a director of three subsidiaries of Cinemasource UK Limited (UK Theatres Online Limited, Spring Leisure Limited and Cinemasonline Limited) and (ii) an employee of one of the subsidiaries of Cinemasource UK Limited (UK Theatres Online).

Pursuant to the Share Purchase Agreement, the purchase price for the Purchased Shares is U.S. $250,000, payable in cash in a non-interest bearing loan in twenty equal quarter-annual installments of $12,500 each over a period of five years. Subject to the terms and conditions of the Share Purchase Agreement, the first installment of the purchase price was due and was paid to the Company on July 31, 2012 and subsequent installments of the purchase price are due every three calendar months thereafter. Hollywood Media received such payments in accordance with the payment terms. The Company imputed interest at 16.5% per annum on this non-interest bearing loan resulting in a discounted amount of $168,014 which was included in the total gain on sale attributable to the sale of Cinemasource UK Limited of $649,215. This gain on sale is included in “Gain on sale of discontinued operations, net of income taxes” in our accompanying Consolidated Statements of Operations.  The current portion of the discounted amount of the non-interest bearing loan is included in “Note receivable, current” and the long-term portion of the non-interest bearing loan is included in “Note receivable, less current portion” in our accompanying consolidated balance sheets.

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

Sale of Broadway Ticketing Business Unit to Key Brand Entertainment, Inc.

On December 15, 2010, Hollywood Media completed the sale of its Broadway Ticketing Division (the “Broadway Sale”) through the sale of all of the outstanding capital stock of Theatre Direct NY, Inc. (“Theatre Direct”) to Key Brand Entertainment Inc. (“Key Brand”), as contemplated by the Stock Purchase Agreement, dated as of December 22, 2009, as amended, entered into between Hollywood Media and Key Brand (the “Purchase Agreement”). There are no material relationships among Hollywood Media and Key Brand or any of their respective affiliates other than in respect of the Purchase Agreement and the related ancillary agreements.

Pursuant to the Purchase Agreement, at the closing of the Broadway Sale, (a) Hollywood Media received (i) $20,530,102 in cash (including $530,102 pursuant to the estimated working capital adjustment described in the Purchase Agreement), (ii) a $8,500,000 note from Key Brand pursuant to a Second Lien Credit, Security and Pledge Agreement, dated as of December 15, 2010 (the “Credit Agreement”), under which Hollywood Media made a $8,500,000 loan to Key Brand (the “Loan”), which Loan accrued interest at a rate of 12% per annum, matured on December 15, 2015 and was secured on a second lien basis by all stock and assets of Theatre Direct and its subsidiaries, and (iii) a warrant to purchase 5% of the outstanding shares of common stock of Theatre Direct as of the closing date on a fully diluted basis at an exercise price of $.01 per share (the “Warrant”), and (b) Key Brand assumed $1,600,000 of liabilities associated with employment agreements with certain employees of Theatre Direct. In addition, Hollywood Media was entitled to receive earnout payments of up to $14,000,000, in two $7,000,000 tranches, contingent upon Theatre Direct and its subsidiaries achieving certain revenue targets during the period from the closing date through the end of the 10th full fiscal year following the closing date as set forth in the Purchase Agreement.

In connection with the Credit Agreement, Hollywood Media, Key Brand and JPMorgan Chase Bank, N.A., as administrative agent for the senior secured lenders of Key Brand, entered into a Subordination and Intercreditor Agreement, dated December 15, 2010 (the “JPM Intercreditor Agreement”) which defined the rights and obligations of the senior secured lenders and Hollywood Media as subordinated lender, including, without limitation, the rights of payment and the subordination of the security interests of Hollywood Media.

On March 14, 2011, Hollywood Media delivered to Key Brand a closing statement setting forth Hollywood Media’s calculation of Theatre Direct’s working capital as of the closing date of the Broadway Sale determined in the manner described in the Purchase Agreement. Pursuant to such closing statement, Hollywood Media accrued $3,702,620 as a working capital adjustment as of December 31, 2010 under the Purchase Agreement which included $530,102 related to the estimated working capital delivered at closing by Key Brand. The working capital adjustment of $3,734,106 was paid on March 22, 2011 and included $31,486 of interest which is included in “Gain on sale of discontinued operations, net of income taxes” in the accompanying consolidated statements of operations for the year ending December 31, 2011.

April 2012 Amendments to the Broadway Sale Purchase Agreement, the Credit Agreement and the JPM Intercreditor Agreement

On April 22, 2012, Hollywood Media entered into Amendment No. 4 to the Purchase Agreement (the “Fourth Purchase Agreement Amendment”). Pursuant to the Fourth Purchase Agreement Amendment, Hollywood Media consented to the contribution of the “group sales” business (but not the Broadway.com consumer ticketing business) owned by Key Brand to a newly formed joint venture (the “Group Sales JV”; such contribution, the “Group Sales Contribution”). The balance of the business sold to Key Brand under the terms of the Purchase Agreement, which included Broadway.com, remained at Key Brand and Theatre Direct. As part of the Fourth Purchase Agreement Amendment, Key Brand agreed to pay the first $7,000,000 earnout amount (the “First $7 Million Earnout”) to Hollywood Media on or before October 1, 2012 regardless of the actual revenues of Theatre Direct and its subsidiaries for the fiscal year of Key Brand ending June 30, 2012. The First $7 Million Earnout amount was paid by Key Brand to Hollywood Media on October 1, 2012 and was recorded upon collection of the $7,000,000 received on October 1, 2012. In addition, the revenue calculation for the second $7,000,000 earnout amount (the “Second $7 Million Earnout”) was modified to exclude “group sales” (and the revenues of the new joint venture conducting such business) and the revenue target for the Second $7 Million Earnout was reduced from $150,000,000 to $123,000,000 accordingly. On October 5, 2012, Hollywood Media received written notice from Key Brand that Theatre Direct achieved the revenue target for the Second $7 Million Earnout in Key Brand’s fiscal year ended June 30, 2012. Accordingly, pursuant to the Fourth Purchase Agreement Amendment, the Second $7 Million Earnout was added as of October 5, 2012 to the principal amount of the Loan under the Credit Agreement. As of October 5, 2012, pursuant to the Credit Agreement, interest at a rate of 12% per annum and principal on such Second $7 Million Earnout amount was amortized over the term of the Credit Agreement in equal quarterly installments. As a result of the Second $7 Million Earnout being added to the principal amount of the Loan, the principal amount of the Loan due Hollywood Media by Key Brand was $15,500,000 as of October 5, 2012.

Hollywood Media recorded the Second $7 Million Earnout at a fair value of $4,500,000, which reflects a $2,500,000 discount.  Hollywood Media will amortize the $2,500,000 discount under the effective interest method.  Amortization under the effective interest method will be included in "Accretion of discount, net of allowance for uncollectability" in the accompanying consolidated statements of operations contained in Part II, Item 8 of this Annual Report on Form 10-K.  On December 31, 2012, Hollywood Media received a scheduled payment under the Loan in the amount of $1,002,128, which included a principal payment of $538,462, an interest payment of $203,000 on the Second $7 Million Earnout and $260,666 of interest on the $8.5 million portion of the Loan.  The principal payment of $538,462, combined with accretion of discount of $288,585, reduced the value of the Second $7 Million Earnout from $4,500,000 to $4,250,123.  Accretion of discount, net of the reversal of previously recorded allowance for bad debt, was $1,429,315 on the $8.5 million portion of the Loan during the three months ended December 31, 2012.  In addition, during the nine months ended September 30, 2012, Hollywood Media received scheduled interest payments under the $8.5 million portion of the Loan of $776,333.  Hollywood Media received payments of $1,034,167 of interest from Key Brand in accordance with the terms of the loan during the year ended December 31, 2011 which was included in "Interest, net" in the accompanying consolidated statement of operations contained in Part II, Item 8 of this Annual Report on Form 10-K.

On April 22, 2012, Hollywood Media entered into Amendment No. 1 to the Credit Agreement (the “First Credit Agreement Amendment”). Pursuant to the First Credit Agreement Amendment, Hollywood Media consented to certain amendments to the Credit Agreement, including consent to the Group Sales Contribution and to provide for additional reporting requirements. Hollywood Media also agreed to amend the JPM Intercreditor Agreement to provide that, subject to Key Brand’s compliance with the terms and conditions of Key Brand’s senior secured credit agreement, Key Brand would be permitted to make scheduled quarterly installment payments of the Second $7 Million Earnout prior to the maturity of the Credit Agreement, notwithstanding that the obligations under the Credit Agreement were subordinated to $15,000,000 of Key Brand’s obligations under Key Brand’s senior secured credit agreement.

December 2012 Amendments to the Credit Agreement and the Warrant and New Intercreditor Agreement

On December 31, 2012, Hollywood Media entered into Amendment No. 2 to the Credit Agreement (the “Second Credit Agreement Amendment”). Pursuant to the Second Credit Agreement Amendment, (i) effective as of December 31, 2012, the interest rate on the Loan was increased from 12% per annum to 13% per annum, (ii) the maturity date of the Loan was shortened from December 15, 2015 to June 30, 2015, (iii) Hollywood Media consented to Key Brand amending and restating Key Brand’s senior secured credit agreement to replace Key Brand’s prior senior lender, JPMorgan Chase Bank, N.A., with Key Brand’s new senior lender, Terido LLP (with the terms and conditions of such senior secured credit agreement remaining substantially the same), (iv) subject to the terms and conditions of the Terido Intercreditor Agreement described below, the net proceeds from any indebtedness incurred by Key Brand that is not otherwise permitted under Key Brand’s amended and restated senior secured credit agreement (other than from the proceeds of a refinancing of such amended and restated senior secured credit agreement) will be used to prepay the Loan, (v) the prior consent of Hollywood Media is required for any amendment to Key Brand’s amended and restated senior secured credit agreement that would be adverse to Hollywood Media in any material respect, and (vi) Key Brand will provide Hollywood Media with additional and more frequent financial reporting. Except as described in this paragraph, the terms and conditions of the Credit Agreement and the Loan remain substantially the same.

In connection with the Second Credit Agreement Amendment and Key Brand’s amended and restated senior secured credit agreement, Hollywood Media and Key Brand entered into that certain Subordination and Intercreditor Agreement, dated December 31, 2012 (the “Terido Intercreditor Agreement ”), with Terido LLP, as administrative agent for the senior secured lenders of Key Brand, which defines the rights and obligations of the senior secured lenders and Hollywood Media as subordinated lender, including, without limitation, the rights of payment and the subordination of the security interests of Hollywood Media. The terms and conditions of the Terido Intercreditor Agreement are substantially similar to the terms and conditions of the prior JPM Intercreditor Agreement.

On December 31, 2012, in connection with the Second Credit Agreement Amendment, the Warrant was amended to (i) shorten the earliest date that Hollywood Media can put the Warrant to Theatre Direct from December 16, 2017 to June 30, 2015, (ii) increase the minimum price that Hollywood Media can put the Warrant to Theatre Direct from $1,000,000 to $3,000,000, and (iii) increase the minimum price that Theatre Direct can redeem the Warrant from Hollywood Media from $1,000,000 to $3,000,000. Except as described in the preceding sentence, the terms and conditions of the Warrant remain substantially the same. The Warrant is marked to market each reporting period to reflect changes in fair value. The fair value of the Warrant at December 31, 2012 was $700,000.

In connection with the Second Credit Agreement Amendment, the Terido Intercreditor Agreement and the amendment to the Warrant described above, Key Brand paid Hollywood Media an amendment fee of $50,000 and reimbursed Hollywood Media for all out-of-pocket costs and expenses incurred in documenting such agreements.

For additional information about this transaction, see Note 5 “Discontinued Operations” in the Notes to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

Sale of Hollywood.com Business to R&S Investments, LLC

On August 21, 2008, Hollywood Media entered into a purchase agreement (the “R&S Purchase Agreement”) with R&S Investments, LLC (“R&S Investments”) for the sale of Hollywood Media’s subsidiaries Hollywood.com, Inc. and Totally Hollywood TV, LLC (collectively, the “Hollywood.com Business”). R&S Investments is wholly-owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Laurie S. Silvers, Hollywood Media’s President, Secretary and Vice-Chairperson of the Board. Pursuant to the R&S Purchase Agreement, Hollywood Media sold the Hollywood.com Business to R&S Investments for a potential purchase price of $10,000,000 cash, which included $1,000,000 that was paid to Hollywood Media at closing and potential earnout payments totaling $9,000,000, of which $1,892,692 had been paid as of August 2012. Hollywood Media recognized $412,684 and $729,351 in earnout gain during the years ended December 31, 2012 and 2011, respectively, which is included in “Gain on sale of discontinued operations, net of income taxes” in our accompanying consolidated statements of operations. Hollywood Media does not have a significant continuing involvement in the Hollywood.com Business operations.

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

Pursuant to the Rubenstein Silvers Letter Agreement, Mr. Rubenstein agreed that, in connection with the transaction consummated under the R&S Agreement and in addition to the Buyout Amount, the next $280,000 of the MovieTickets.com 5% Interest (as defined in the Amended and Restated Employment Agreement dated as of December 22, 2008, between Hollywood Media and Mr. Rubenstein, as amended (the “Rubenstein Employment Agreement”)) that would be distributed by Hollywood Media to Mr. Rubenstein pursuant to the Rubenstein Employment Agreement will be retained by Hollywood Media (and not paid to Mr. Rubenstein) and is a reduction to “Derivative Liabilities” in the accompanying consolidated balance sheets.

In addition, pursuant to the Rubenstein Silvers Letter Agreement, Ms. Silvers agreed that, in connection with the transaction consummated under the R&S Agreement and in addition to the Buyout Amount, the next $280,000 of the MovieTickets.com 5% Interest (as defined in the Amended and Restated Employment Agreement dated as of December 22, 2008, between Hollywood Media and Ms. Silvers, as amended (the “Silvers Employment Agreement”)) that would be distributed by Hollywood Media to Ms. Silvers pursuant to the Silvers Employment Agreement will be retained by Hollywood Media (and not paid to Ms. Silvers) and is a reduction to “Derivative Liabilities” in the accompanying consolidated balance sheets.

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

Results of Continuing Operations

The following tables summarize changes in Hollywood Media’s revenue and operating expense from continuing operations by reportable segment for the years ended December 31, 2012 and 2011. For additional financial information regarding Hollywood Media’s reportable segments, see Note 16 “Segment Reporting” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

Net Revenues Analysis	Net Revenues		2011 to	2011 to
(in millions)			2012	2012
	2012	2011	Change ($)	Change (%)

Intellectual Properties	$0.6	$1.1	$(0.5)	(45)%
Other	-	-	-

TOTALS	$0.6	$1.1	$(0.5)	(45)%

Operating Expense Analysis	Operating Expenses		2011 to	2011 to
(in millions)			2012	2012
	2012	2011	Change ($)	Change (%)

Intellectual Properties	$0.8	$0.9	$(0.1)	(11)%
Other	5.5	6.0	(0.5)	(8)%

TOTALS	$6.3	$6.9	$(0.6)	(9)%

Comparison of Percentage Changes in Net Revenues and Operating Expenses

		2011 to 2012
	2011 to 2012 Revenues %	Operating Expenses %
Increase/(Decrease) in -
Intellectual Properties	(45)%	(11)%
Other	-	(8)%

TOTALS	(45)%	(9)%

Note Regarding Known Material Trends, Uncertainties and Opportunities Impacting Hollywood Media

Hollywood Media expects to have continuing losses in the near term. Notwithstanding these losses, as described below under “Liquidity and Capital Resources,” Hollywood Media expects that it will be able to satisfy its near term liquidity obligations. Other than the normal seasonal variance described under “Inflation and Seasonality,” Hollywood Media does not expect that there will be a significant variance in its earnings or its cash flows in the near term and accordingly does not expect its trend of losses to accelerate.

The United States and global economic downturn, which could adversely affect business and personal discretionary spending is an uncertainty along with other factors that can have or are reasonably likely to have a material impact on Hollywood Media’s revenues, earnings and liquidity.

Net Revenues

Total net revenues for fiscal 2012 were $0.6 million compared to $1.1 million for fiscal 2011. Net revenues decreased $0.5 million, or 45% in fiscal 2012 from fiscal 2011. The decrease in net revenues for fiscal 2012 as compared to fiscal 2011 is the result of decreases in Intellectual Property revenue.

The decrease in net revenues in fiscal 2012 as compared to fiscal 2011 was attributable to the timing of the delivery of manuscripts. The Intellectual Properties division generates revenues from several different activities including book development and licensing, and intellectual property licensing. Revenues vary quarter to quarter depending on the timing of delivery of manuscripts to the publishers. Revenues are recognized when the earnings process is complete and the ultimate collection of such revenues is no longer subject to contingencies. This division does not include NetCo Partners, which is reported separately; see “Equity in Earnings of Unconsolidated Investees” below.

Equity in Earnings of Unconsolidated Investees

Equity in earnings (losses) of unconsolidated investees consists of the following:

	For the years ended December 31,
	2012	2011
	(in millions)	(in millions)

NetCo Partners (a)	$-	$-
MovieTickets.com (b)	(0.3)	0.4
Project Hollywood LLC(c)	0.2	0.1
	$(0.1)	$0.5

(a) NetCo Partners

NetCo Partners owns NetForce and is primarily engaged in the development and licensing of NetForce. NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements, generally upon the delivery of the manuscript to the publisher and at the point where ultimate collection is substantially assured. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. Hollywood Media owns 50% of NetCo Partners and accounts for its investment under the equity method. Hollywood Media’s 50% share of income of NetCo Partners was de minimus for fiscal 2012 and 2011.

(b) MovieTickets.com

Hollywood Media owns 26.2% of the total equity in the MovieTickets.com joint venture. Hollywood Media records its investment in MovieTickets.com under the equity method of accounting, recognizing its percentage interest in MovieTickets.com’s income or loss as equity in earnings of unconsolidated investees. Under applicable accounting principles, Hollywood Media recorded a $0.3 million loss and $0.4 million in income from its investment in MovieTickets.com for fiscal 2012 and 2011, respectively. Hollywood Media did not record $33,034 of its share of losses from MovieTickets.com for fiscal 2012 because accumulated dividends and net losses from 2012 and prior years exceeded the Company’s investment in MovieTickets.com as of December 31, 2012. During 2012 and 2011 the Company determined that $3.6 million and $4.8 million, respectively of the goodwill associated with MovieTickets.com should be written down and accordingly, recorded impairment losses of $3.6 million and $4.8 million, respectively. See Note 13, “Investments in and Advances to Equity Method Unconsolidated Investees” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for additional information about the impairment losses of $3.6 million and $4.8 million. The MovieTickets.com web site generates revenues primarily from service fees charged to users for the purchase of movie tickets online, the sale of advertising and research. On July 18, 2011, MovieTickets.com declared a dividend of $4,000,000. Hollywood Media received its 26.2% pro-rata share of such dividend, amounting to $1,048,875 on July 19, 2011, which reduced the Company’s investment in MovieTickets.com as the dividend did not exceed the amount of the Company’s investment.

MovieTickets.com is one of the leading destinations for the purchase of movie tickets through the Internet. Hollywood Media launched the MovieTickets.com website in May 2000 with several major movie theater exhibitors. The MovieTickets.com website allows users to purchase movie tickets and retrieve them at “will call” windows or kiosks at theaters or the user can print at home for theatres with that capacity. The website generates revenues primarily from service fees charged to users for the purchase of tickets, the sale of advertising and the sale of research data. Service fees on ticket sales were introduced in November 2000. See Item 1 – Business, and Note 13, “Investments in and Advances to Equity Method Unconsolidated Investees” in the Notes to Consolidated Financial Statements for additional information about MovieTickets.com.

(c) Project Hollywood LLC

On October 27, 2011, Hollywood Media acquired 21.74% of the total equity in Project Hollywood, which owns Baseline StudioSystems for $1,250,000. On August 28, 2012 Hollywood Media assigned to Baseline Holdings all of Hollywood Media’s membership interest in Project Hollywood in exchange for total consideration of $1,800,000. See Note 18, “Related Party Transactions” in the Notes to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for more information on the assignment of the membership interest of Hollywood Media in Project Hollywood, LLC.  Prior to this assignment, Project Hollywood LLC was not consolidated in these financial statements, and Hollywood Media recorded its share of the earnings of Project Hollywood LLC as “equity in earnings of unconsolidated investees” in the accompanying consolidated financial statements. Under applicable accounting principles, Hollywood Media recorded $0.1 million in income from its investment in Project Hollywood for fiscal 2011. This does not include the gain on the Assignment which was approximately $0.7 million recorded in “Other, net” in the Consolidated Statements of Operations contained in Part II, Item 8 of this Annual Report on Form 10-K.

Operating Expenses

Editorial, Production, Development and Technology. Editorial, production, development and technology costs include fees and royalties paid to authors and co-editors for the Intellectual Properties segment. Editorial, production, development and technology costs for fiscal 2012 were essentially unchanged at $0.6 million as compared to $0.7 million for fiscal 2011.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist of occupancy costs, professional legal and consulting service fees, telecommunications costs, general insurance costs and selling and marketing costs (such as advertising, marketing, promotional, business development, public relations, and commissions due to other parties).  The SG&A expenses for fiscal 2012 were essentially unchanged at $2.9 million compared to $2.8 million for fiscal 2011.  SG&A expenses include legal fees of approximately $0.8 million in fiscal 2012.

Payroll and Benefits.

Payroll and benefits expenses consist of payroll and benefits including any other types of compensation benefits as well as human resources and administrative functions.

Payroll and benefits expenses for fiscal 2012 were $2.7 million as compared to $3.2 million for 2011, a decrease of $0.5 million or 16%. On October 1, 2012, Hollywood Media received the first $7 million tranche of the earnout pursuant to the Broadway Sale. As a result, pursuant to existing employment agreements, Mr. Rubenstein received $405,300 of such earnout payment and Ms. Silvers received $165,200 of such earnout payment on October 5, 2012 which were recorded as payroll expense in the fourth quarter of fiscal 2012. Following such payments, Hollywood Media has no further obligation to Mr. Rubenstein and Ms. Silvers in connection with the Broadway Sale. Also included in payroll expense for fiscal 2012 is non-cash amortization of deferred compensation in the amount of $430,000, of which $107,500 was included in the fourth quarter of fiscal 2012.

The decrease in payroll and benefits in fiscal 2012 as compared to 2011 was primarily due to a decrease in executive payroll of $0.1 million, a decrease in payroll of the accounting department of approximately $0.1 million and a combined decrease in payroll of human resources, administration, MIS and legal of approximately $0.3 million.

Depreciation and Amortization.

Depreciation and amortization expense consists of depreciation of property and equipment, furniture and fixtures, web site development, leasehold improvements, equipment under capital leases and amortization of intangibles. Depreciation and amortization expense was $0.1 million for fiscal 2012 as compared to $0.2 million for fiscal 2011. Depreciation and amortization decreased $0.1 million or 50% in fiscal 2012 from fiscal 2011. The decrease in depreciation and amortization expense from fiscal 2011 to 2012 is due to reduced leasehold improvements amortization because of a change in location of the corporate office to a smaller and less expensive rental space and the balance is due to fixed assets becoming fully depreciated during or prior to Q1-11.

Interest, net.

Interest, net was $1.2 million income for fiscal 2012 as compared to $1.0 million income for fiscal 2011. The increase of $0.2 million or 20% in Interest, net in fiscal 2012 as compared to fiscal 2011 was primarily attributable to interest received on the second $7 million earnout. Interest, net is attributable to the Note Receivable due to Hollywood Media from Key Brand Entertainment Inc., the purchaser of the Broadway Ticketing Division. The note has an interest rate of 13% per annum (changed from 12% per annum as of December 31, 2012) and matures on June 30, 2015. For additional information, see Note 5 “Discontinued Operations” in the Notes to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

Accretion of Discount, net of allowance for uncollectability

Accretion of discount, net was $1.7 million for fiscal 2012. The $1.7 million balance in Accretion of Discount, net in 2012 was primarily attributable to the accretion of the discount on the Loan from the Broadway Sale, net of the reversal of previously recorded allowance for bad debt.

Other, net.

Other, net was $2.1 million for fiscal 2012 as compared to $2.0 million for fiscal 2011. The $2.1 million balance in Other, net in 2012 was primarily attributable to the assignment of Project Hollywood which resulted in a $0.7 million gain and the increase in the fair value of the Warrant by $0.7 million. The $2.0 million balance in Other, net in 2011 was primarily attributable to $1.5 million in proceeds from key-man life insurance resulting from Dr. Greenberg’s death as well as the change in the fair value of derivative liabilities of $0.6 million.

Income Tax Benefit.

The benefit for fiscal 2012 of $5.3 million was fully offset by the income tax expense recognized in the “Gain on sale of discontinued operations, net of income taxes” in the Consolidated Statements of Operations contained in Part II, Item 8 of this Annual Report on Form 10-K.

Net Income (Loss).

Hollywood Media’s net income for fiscal 2012 was $10.4 million as compared to a net loss for fiscal 2011 of $6.9 million. The net income for fiscal 2012 was primarily due to a non-cash goodwill impairment charge of $3.6 million, offset by the pre-tax gain on sale of $12.2 million from the Broadway Sale, $2.3 million from the sale of the Hollywood.com Earnout, accretion of the discount of $1.7 million of the Note Receivable from Key Brand, and $1.2 million interest income received from the Note Receivable from the Broadway Sale. The net loss for fiscal 2011 was primarily due to a non-cash goodwill impairment charge of $4.8 million, offset by the $1.5 million in proceeds received from the key-man life insurance resulting from Dr. Greenberg’s death.

LIQUIDITY AND CAPITAL RESOURCES

Cash Balance at Year End; Sources and Uses of Cash

Hollywood Media’s cash and cash equivalents were $11.4 million at December 31, 2012 as compared to $3.7 million at December 31, 2011. Our net working capital (defined as current assets less current liabilities) was $12.0 million at December 31, 2012 and $3.1 million at December 31, 2011.

Net cash used in operating activities from continuing operations during fiscal 2012 was $3.9 million, an increase of 50% compared to net cash used in operating activities from continuing operations during 2011 of $2.6 million. Net cash used in operating activities during 2012 was primarily attributable to the following: (1) net income of $10,409,564 and (2) $1,240,000 of interest received on the Loan. These items were partially offset by: (1) $3,600,000 non-cash goodwill impairment charge (2) legal fees of $800,000 (3) $430,000 non-cash amortization expense of deferred compensation costs, (4) $136,443 depreciation and amortization (5) cash provided which included cash received of $7,000,000 on the First $7,000,000 Earnout, $2,950,000 of cash received on the sale of the Hollywood.com earnout and $1,230,500 of cash received on the sale of Project Hollywood. By comparison, net cash used in operating activities during 2011 was $2,595,494. Cash usage in 2011 was primarily attributable to the loss from continuing operations and the need for staffing during the Broadway Ticketing post-sale transition period.

As described in Note 5, “Discontinued Operations” in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, on October 1, 2012, following the end of the third quarter period, Hollywood Media received from Key Brand in connection with the Broadway Sale the First $7 Million Earnout payment in cash. Further, an additional $7 million representing the Second $7 Million Earnout payment was added to the Loan under the Credit Agreement as of October 5, 2012, which $7 million amount is to be amortized with interest at 12% per annum over the period October 5, 2012 through December 15, 2015 in equal quarter-annual installments. As a result of the Second $7 Million Earnout being added to the $8.5 million principal amount of the Loan, the principal amount of the Loan due Hollywood Media by Key Brand was $15.5 million as of October 5, 2012. On December 31, 2012, the interest rate was increased to 13% per annum and the maturity date was moved up to June 15, 2015. The Loan is secured on a second lien basis by all stock and assets of Theatre Direct and its subsidiaries.

Hollywood Media recorded the Second $7 Million Earnout at a fair value of $4,500,000, which reflects a $2,500,000 discount.  Hollywood Media will amortize the $2,500,000 discount under the effective interest method.  Amortization under the effective interest method will be included in "Accretion of discount, net of allowance for uncollectability" in the accompanying consolidated statements of operations contained in Part II, Item 8 of this Annual Report on Form 10-K.  On December 31, 2012, Hollywood Media received a scheduled payment under the Loan in the amount of $1,002,128, which included a principal payment of $538,462, an interest payment of $203,000 on the Second $7 Million Earnout and $260,666 of interest on the $8.5 million portion of the Loan.  The principal payment of $538,462, combined with interest accretion of $288,585, reduced the value of the Second $7 Million Earnout from $4,500,000 to $4,250,123.  Accretion of discount, net of the reversal of previously recorded allowance for bad debt, was $1,429,315 on the $8.5 million portion of the Loan during the three months ended December 31, 2012.  In addition, during the nine months ended September 30, 2012, Hollywood Media received scheduled interest payments under the $8.5 million portion of the Loan of $776,333.  Hollywood Media received payments of $1,034,167 of interest from Key Brand in accordance with the terms of the Loan during the year ended December 31, 2011 which was included in "Interest, net" in the accompanying consolidated statement of operations contained in Part II, Item 8 of this Annual Report on Form 10-K.

Principal and interest payments on the $7,000,000 portion of the Loan (from the Second Earnout) are expected to be approximately $3,300,000 in 2013. In addition, interest payments on the original $8,500,000 portion of the Loan are expected to be approximately $1,120,000 in 2013.

Net cash provided by investing activities during fiscal 2012 was $11.7 million, primarily attributable to: (1) $7,000,000 cash received in connection with the First $7 Million Earnout; (2) $1,230,500 cash received in connection with the assignment and assumption of Hollywood Media’s membership interest in Project Hollywood; (3) $2,950,000 cash received in connection with the Buyout Amount from R&S Investments, and (3) Hollywood.com earnout payments of $155,000 paid to the Company. Net cash used in investing activities during fiscal 2011 was $6.6 million, primarily used to pay Key Brand a working capital adjustment of $3.7 million in connection with the sale of the Broadway Ticketing Business, a payment of $1.7 million in payroll related bonuses which became due as a result of the Broadway Sale in fiscal 2010 pursuant to employment agreements, and a $1.25 million payment for the acquisition of 21.74% of the equity of Project Hollywood.

Net cash used in financing activities during fiscal 2012 was $0.1 million, which cash usage was primarily attributable to Hollywood Media's stock buy-back of 16,600 shares of Hollywood Media's common stock and payments under capital leases. Net cash used in financing activities during fiscal 2011 was $16.5 million, which cash usage was primarily for the purchase of common stock tendered to and purchased by Hollywood Media in Hollywood Media’s tender offer. See Note 6, “Purchase of Common Stock Tendered” in the Notes to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

In connection with the Broadway Sale:

•	Hollywood Media received $20.5 million in cash (including $0.5 million pursuant to the estimated working capital adjustment described in the Purchase Agreement);

•	Hollywood Media, Theatre Direct and Key Brand entered into that certain Second Lien Credit, Security and Pledge Agreement, dated as of December 15, 2010 (the “Credit Agreement”) pursuant to which Key Brand is obligated to pay to the Company $8.5 million at an interest rate of 12% per annum, which obligation matures on December 15, 2015 and is secured on a second lien basis by all stock and assets of Theatre Direct and its subsidiaries;

•	Theatre Direct issued the Company a warrant to purchase 5% of the outstanding shares of common stock of Theatre Direct as of the closing date on a fully diluted basis at an exercise price of $.01 per share (the “Warrant”);

•	Key Brand assumed $1.6 million of liabilities associated with employment agreements with certain employees of Theatre Direct; and

•	Hollywood Media was entitled to receive earnout payments of up to $14 million, in two $7 million tranches, contingent upon Theatre Direct and its subsidiaries achieving certain revenue targets during the period from the closing date through the end of the tenth full fiscal year of Theatre Direct following the closing date as set forth in the Purchase Agreement.

•	In connection with the Credit Agreement, Hollywood Media, Key Brand and JPMorgan Chase Bank, N.A., as administrative agent for the senior secured lenders of Key Brand, entered into a Subordination and Intercreditor Agreement, dated December 15, 2010 (the “Intercreditor Agreement”) which defines the rights and obligations of the senior secured lenders and Hollywood Media as subordinated lender, including, without limitation, the rights of payment and the subordination of the security interests of Hollywood Media.

•	On April 22, 2012, the Company entered into Amendment No. 4 (the “Amendment”) to the Purchase Agreement. Pursuant to the Amendment, the Company consented to the contribution of the “group sales” business (but not the Broadway.com consumer ticketing business) owned by Key Brand to a newly formed joint venture (the “Group Sales JV”; such contribution, the “Group Sales Contribution”). The balance of the business sold to Key Brand under the terms of the Purchase Agreement, which included Broadway.com, remained at Key Brand and Theatre Direct. As part of the Amendment, Key Brand agreed to pay the first $7 million earnout amount (the “First $7 Million Earnout”) to the Company on or before October 1, 2012 regardless of the actual revenues of Theatre Direct and its subsidiaries for the fiscal year of Key Brand ending June 30, 2012. The First $7 Million Earnout was paid by Key Brand to the Company on October 1, 2012 and was recorded upon collection of the $7 million received on October 1, 2012. In addition, the revenue calculation for the second $7 million earnout amount (the “Second $7 Million Earnout”) was modified to exclude “group sales” (and the revenues of the new joint venture conducting such business) and the revenue target for the Second Earnout was reduced from $150 million to $123 million accordingly. On October 5, 2012, Hollywood Media received written notice from Key Brand that Theatre Direct achieved the revenue target for the Second $7 Million Earnout in Key Brand’s fiscal year ended June 30, 2012. Accordingly, pursuant to the Amendment, the Second $7 Million Earnout was added as of October 5, 2012 to the principal amount of the Loan under the Credit Agreement. Pursuant to the Credit Agreement, interest at a rate of 12% per annum and principal on such Second $7 Million Earnout will be amortized over the term of the Credit Agreement in equal quarterly installments, which amortization period commenced on October 5, 2012 and ends on the maturity date of the Loan which is December 15, 2015. As a result of the Second $7 Million Earnout being added to the $8.5 million principal amount of the Loan, the principal amount of the Loan due Hollywood Media by Key Brand was $15.5 million as of October 5, 2012. On December 31, 2012, the interest rate was increased to 13% per annum and the maturity date was moved up to June 30, 2015. Hollywood Media recorded the Second $7 Million Earnout at a fair value of $4,500,000, which reflects a $2,500,000 discount. Hollywood Media will allocate amounts received under the quarterly principal payments received on the Second $7 Million Earnout to principal and accretion of discount in order to fully amortize the $2,500,000 discount under the effective interest method. Amortization of the $2,500,000 discount, under the effective interest method, will be included in "Accretion of discount, net of allowance for uncollectability" in the Consolidated Statements of Operations contained in Part II, Item 8 of this Annual Report on Form 10-K.

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

Sale of Hollywood.com Business Unit to R&S Investments, LLC

On August 21, 2008, Hollywood Media entered into and simultaneously closed on a definitive purchase agreement with R&S Investments, LLC, pursuant to which R&S Investments acquired the Hollywood.com Business for a potential purchase price of $10.0 million, which included $1.0 million in cash that was paid to Hollywood Media at closing and potential earnout payments of up to $9.0 million. Since August 21, 2008, $1,892,692 in earnout payments were paid to Hollywood Media. Hollywood Media also received $2,950,000 in connection with the buy-out of the Hollywood.com earnout by R&S Investments. For additional information about the Hollywood.com business transactions and the purchase of the Hollywood.com earnout by R&S Investments, see Note 5 “Discontinued Operations” in the Notes to Consolidated Financial Statements included in Part I, Item II, Item 8 of this Annual Report on Form 10-K.

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

Pursuant to the Share Purchase Agreement, the purchase price for the Purchased Shares is U.S. $250,000, payable in cash in a non-interest bearing note in twenty equal quarter-annual installments of $12,500 each over a period of five years. Subject to the terms and conditions of the Share Purchase Agreement, the first installment of the purchase price was due and was paid to the Company on July 31, 2012 and subsequent installments of the purchase price are due every three calendar months thereafter and have been timely paid. The Company imputed interest at 16.5%, per annum, on this $250,000 non-interest bearing loan resulting in a discounted amount of $168,014 which was included in the total gain on sale attributable to the sale of Cinemasource UK Limited of $649,215. As of December 31, 2012, the Company has received all payments on the $250,000 non-interest bearing loan in accordance with the payment terms. This gain on sale is included in “Gain on Sale of Discontinued Operations, net of income taxes” in the Consolidated Statement of Operations contained in Part II, Item 8 of this Annual Report on Form 10-K. The discounted amount of the non-interest bearing loan is included in “Notes Receivable” in the Consolidated Balance Sheets contained in Part II, Item 8 of this Annual Report on Form 10-K.

For additional information about the sale of CinemaSource UK Limited to Orchard Advertising, see Note 5 “Discontinued Operations” in the Notes to the Consolidated Statement of Operations contained in Part II, Item 8 of this Annual Report on Form 10-K.

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

Capital Expenditures

Our capital expenditures during each of 2012 and 2011 were $83,959 and $97,433, respectively. We currently anticipate capital expenditures in 2013 of approximately $75,000, including various systems and equipment upgrades.

Authorization of Stock Repurchase Program

Hollywood Media previously reported in its current report on Form 8-K filed with the SEC on October 4, 2007, that its Board of Directors authorized a stock repurchase program under which Hollywood Media may use up to $10 million of its cash to repurchase shares of its outstanding common stock. During the fourth quarter of 2012, 16,600 shares of Hollywood Media’s common stock were purchased under the repurchase program for a total cost of $24,582. In addition, during the first quarter of 2013, 510,700 shares of Hollywood Media’s common stock were repurchased under the repurchase program for a total cost of $749,966.

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

Off-Balance Sheet Arrangements

As of December 31, 2012 and December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes of the sort contemplated by paragraph 4 of Item 303 of SEC Regulation S-K. As such, management believes that we currently do not have any disclosures to make of the sort contemplated by paragraph 4 of Item 303 regarding “off-balance sheet arrangements.”

Critical Accounting Estimates

We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to asset impairment, accruals for compensation and related benefits, revenue recognition, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. For additional information about our significant accounting policies, including the critical accounting policies discussed below, see Note 2 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

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

Impairment of Goodwill

Under the Financial Accounting Standards Board ("FASB") Accounting Standard Codification Topic No. 350, “Intangibles – Goodwill and Other” (ASC 350), beginning January 1, 2002, goodwill and certain intangibles are no longer amortized; however, they are subject to evaluation for impairment at least annually using a fair value based test. The fair value based test is a two-step test. The first step involves comparing the fair value of each of our reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, we are required to proceed to the second step. In the second step, the fair value of the reporting unit would be allocated to the assets (including unrecognized intangibles) and liabilities of the reporting unit, with any residual representing the implied fair value of goodwill. An impairment loss would be recognized if and to the extent that the carrying value of goodwill exceeds the implied value.

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

During the three months ended September 30, 2012, the Company determined that $3.6 million of the goodwill associated with its Ad Sales division should be written down after it was determined that the future cash flow of these assets is likely impaired, and the risk associated with previously expected cash flows has increased and accordingly recorded a total impairment loss of $3.6 million for the year ended December 31, 2012. During the three months ended September 30, 2011, the Company determined that $4.8 million of the goodwill associated with its Ad Sales division should be written down after it was determined that the future cash flow of these assets is likely impaired, and the risk associated with previously expected cash flows has increased and accordingly recorded a total impairment loss of $4.8 million for the year ended December 31, 2011. For additional information see Note 13 - “Investments in and Advances to Equity Method Unconsolidated Investees” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K. At December 31, 2012 the Company is not aware of any additional items or events that would cause us to adjust the recorded value of Hollywood Media’s goodwill for impairment further.  Future changes in estimates used to conduct the impairment review, including revenue projections or comparable market data and transactions could cause the analysis to indicate that Hollywood Media’s goodwill is impaired in subsequent periods and result in a write-off of a portion or all of the goodwill.   In order to evaluate the sensitivity of the fair value calculations of our reporting units on the impairment calculation, we applied a hypothetical decrease to the fair values of each reporting unit.  The Company believes that the fair value of its remaining reporting unit that contains goodwill at December 31, 2012 and December 31, 2011 met or exceeded the book value of that reporting unit.

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

Not applicable.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Hollywood Media Corp.

Boca Raton, Florida

We have audited the accompanying consolidated balance sheet of Hollywood Media Corp. and Subsidiaries as of December 31, 2012, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hollywood Media Corp. and Subsidiaries as of December 31, 2012, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Marcum LLP

April 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Hollywood Media Corp.

Boca Raton, Florida

We have audited the accompanying consolidated balance sheet of Hollywood Media Corp. and Subsidiaries as of December 31, 2011, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hollywood Media Corp. and Subsidiaries as of December 31, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

KAUFMAN, ROSSIN & CO., P.A.

Miami, Florida

April 1, 2013

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,378,519	$3,683,063
Prepaid expenses	329,915	316,430
Other receivables	75,105	-
Notes receivable, current	1,375,545	-
Related party receivable	37,287	521,497
Current portion of deferred compensation	430,000	430,000
Current assets of discontinued operations	-	566,691
Total current assets	13,626,371	5,517,681

PROPERTY AND EQUIPMENT, net	240,645	283,574
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED INVESTEES	138,384	1,573,325
INTANGIBLE ASSETS, net	8,683	17,116
GOODWILL	6,200,000	9,800,000
OTHER ASSETS	727,982	58,628
NOTES RECEIVABLE, less current portion	4,455,106	-
WARRANT	700,000	-
DEFERRED COMPENSATION, less current portion	518,651	948,651
LONG TERM ASSETS OF DISCONTINUED OPERATIONS	-	23,814
TOTAL ASSETS	$26,615,822	$18,222,789

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$414,123	$387,070
Accrued expenses and other	1,036,788	646,821
Deferred revenue	111,669	264,228
Current portion of capital lease obligations	16,255	21,829
Current liabilities of discontinued operations	-	1,130,268
Total current liabilities	1,578,835	2,450,216

CAPITAL LEASE OBLIGATIONS, less current portion	2,152	16,203
OTHER DEFERRED LIABILITY	355	42,514
DEFERRED REVENUE	14,000	46,200
DERIVATIVE LIABILITIES	60,000	1,090,000
LONG TERM LIABILITIES OF DISCONTINUED OPERATIONS	-	2,158
TOTAL LIABILITIES	1,655,342	3,647,291

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized; none outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; 23,162,466 and 23,179,066 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	231,625	231,791
Additional paid-in capital	293,591,903	293,616,319
Accumulated deficit	(268,863,048)	(279,272,612)
Total shareholders’ equity	24,960,480	14,575,498
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,615,822	$18,222,789

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2012	2011

NET REVENUES	$616,338	$1,067,708

OPERATING COSTS AND EXPENSES
Editorial, production, development and technology	639,865	651,614
Selling, general and administrative	2,854,440	2,782,020
Payroll and benefits	2,688,017	3,242,209
Depreciation and amortization	136,443	203,231

Total operating costs and expenses	6,318,765	6,879,074

Loss from operations	(5,702,427)	(5,811,366)

LOSSES OF UNCONSOLIDATED INVESTEES

Equity in (losses) earnings of unconsolidated investees	(142,003)	593,767
Impairment loss	(3,600,000)	(4,795,783)

Total losses in earnings of unconsolidated investees	(3,742,003)	(4,202,016)

OTHER INCOME (EXPENSE):
Interest, net	1,249,868	1,049,843
Accretion of discount, net of allowance for uncollectability	1,717,900	-
Other, net	2,068,665	2,025,160

Loss from continuing operations before income taxes	(4,407,997)	(6,938,379)
Income tax benefit (expense), net of refund	5,326,300	(130,571)
Income (loss) from continuing operations	918,303	(7,068,950)

Gain on sale of discontinued operations, net of income taxes	9,468,677	524,156
Income (loss) of discontinued operations	22,584	(232,444)

Income from discontinued operations	9,491,261	291,712

Net income (loss)	10,409,564	(6,777,238)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	(85,093)

Net income (loss) attributable to Hollywood Media Corp.	$10,409,564	$(6,862,331)

Basic and diluted income (loss) per common share
Continuing operations	$0.04	$(0.29)
Discontinued operations	0.41	0.01
Total basic and diluted net income (loss) per share	$0.45	$(0.28)

Weighted average common and common equivalent shares outstanding – basic and diluted	23,178,814	24,384,547

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of operations.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance – December 31, 2010	31,179,066	$311,791	$309,898,584	$(272,410,281)	$37,800,094

Purchase of tendered common stock	(8,000,000)	(80,000)	(16,320,000)	-	(16,400,000)
Controlling Interest of Tekno Books	-	-	37,735	-	37,735
Net loss	-	-	-	(6,862,331)	(6,862,331)

Balance – December 31, 2011	23,179,066	231,791	293,616,319	(279,272,612)	14,575,498

Repurchase of Company stock	(16,600)	(166)	(24,416)	-	(24,582)
Net income	-	-	-	10,409,564	10,409,564

Balance – December 31, 2012	23,162,466	$231,625	$293,591,903	$(268,863,048)	$24,960,480

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of shareholders’ equity.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,409,564	$(6,777,238)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from discontinued operations	(9,491,261)	(291,712)
Income tax benefit	(5,817,224)	-
Depreciation and amortization	136,443	203,231
Accretion of discount, net of allowance for uncollectability	(1,717,900)	-
Equity in earnings (losses) of unconsolidated investees, net of distributions	324,649	526,179
Loss on retirement of property	1,387	-
Amortization of deferred compensation costs - officers	430,000	341,349
Goodwill impairment	3,600,000	4,795,783
Gain on sale of Project Hollywood	(689,762)	-
Change in fair value of derivative liabilities	(470,000)	(525,113)
Change in fair value of warrant	(700,000)	-
Changes in assets and liabilities:
Prepaid expenses	(13,486)	272,330
Other receivables	2,804	58,722
Related party receivable	34,948	(55,743)
Other assets	(107,999)	(40,203)
Accounts payable	27,053	(504,500)
Accrued expenses and other	389,967	(377,076)
Derivative liabilities	-	(104,888)
Deferred revenue	(184,759)	(93,499)
Other deferred liability	(42,159)	(32,606)
Net cash used in operating activities – continuing operations	(3,877,735)	(2,604,984)
Net cash (used in) provided by operating activities - discontinued operations	(38,134)	9,490
Net cash used in operating activities	(3,915,869)	(2,595,494)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(83,959)	(90,305)
Investment in Project Hollywood LLC	-	(1,250,000)
Acquisition of intangible assets	-	(25,300)
Net proceeds (expenditures) from sale of assets and businesses	1,230,500	(5,259,205)
Cash received on note receivable	563,462	-
Net cash provided by (used in) investing activities – continuing operations	1,710,003	(6,624,810)
Net cash provided by (used in) investing activities – discontinued operations	9,948,038	(7,128)
Net cash provided by (used in) investing activities	11,658,041	(6,631,938)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under capital lease obligations	(22,134)	(59,460)
Purchase of Company stock	-	(16,400,000)
Stock buy-back	(24,582)	-
Net cash used in financing activities – continuing operations	(46,716)	(16,459,460)
Net cash used in financing activities – discontinued operations	-	(2,362)
Net cash used in financing activities	(46,716)	(16,461,822)

Net increase (decrease) in cash and cash equivalents	7,695,456	(25,689,254)

CASH AND CASH EQUIVALENTS, beginning of period	3,683,063	29,372,317

CASH AND CASH EQUIVALENTS, end of period	$11,378,519	$3,683,063

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
Interest paid	$6,598	$19,279
Taxes paid	$68,508	$130,296

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of cash flows.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

(1)	BACKGROUND:

Hollywood Media Corp. (“Hollywood Media” or “the Company”) was incorporated in the State of Florida on January 22, 1993. Hollywood Media is comprised of various businesses focusing primarily on book development license fees and royalties.

The Intellectual Properties segment owns or controls the exclusive rights to certain original characters and concepts created by best-selling authors and media celebrities, which it seeks to license across all media, including books, films and television, and other products. Hollywood Media acquires the rights to its intellectual properties pursuant to agreements that grant it exclusive rights in the intellectual property itself as well as the right to use the creator’s name in the title of the intellectual property. The intellectual properties division also includes a wholly-owned book development and licensing operation named Tekno Books which focuses on developing and executing book projects, typically with best-selling authors, which books are then licensed for publication to book publishers. Tekno Books generates revenues from new book projects in the form of non-refundable advances paid by publishers and royalties from its library of book titles.

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

Hollywood Media owns 26.2% of the equity of MovieTickets.com Inc. (“MovieTickets.com”), a joint venture. The MovieTickets.com joint venture is not consolidated in the accompanying consolidated financial statements. The MovieTickets.com website allows users to purchase movie tickets online and retrieve them at “will call” windows or kiosks at the theaters. MovieTickets.com generates revenue from the sale of advertising and from service fees charged to users for the purchase of tickets and from the sale of research data, which revenues are not included in Hollywood Media’s revenues. Hollywood Media records its share of the earnings or loss in MovieTickets.com as “Equity in Earnings of Unconsolidated Investees” in the accompanying consolidated financial statements.

On October 27, 2011, Hollywood Media acquired 21.74% of Project Hollywood LLC, a newly formed limited liability company owned by Baseline Holdings LLC (“Baseline Holdings”).  Baseline Holdings is owned by Mitchell Rubenstein, Hollywood Media's Chief Executive Officer and Chairperson of the Board, and Laurie Silvers, Hollywood Media's President, Secretary and Vice-Chairperson of the Board.  Prior to the acquisition, on October 7, 2011, Project Hollywood LLC had acquired all of the membership interests of Baseline LLC from The New York Times Company. On August 28, 2012 Hollywood Media assigned to Baseline Holdings all of Hollywood Media’s membership interest in Project Hollywood in exchange for total consideration of $1,800,000. See Note 18, “Related Party Transactions” to these Consolidated Financial Statements for more information on the assignment of the membership interest of Hollywood Media in Project Hollywood, LLC.  Prior to this assignment, Project Hollywood LLC was not consolidated in these financial statements, and Hollywood Media recorded its share of the earnings of Project Hollywood LLC as “equity in earnings of unconsolidated investees” in the accompanying consolidated financial statements.

The Company had an accumulated deficit totaling $268.9 million and $279.3 million at December 31, 2012 and 2011, respectively. The success of Hollywood Media’s operations in future years is dependent on its ability to generate adequate revenues and cash flows to offset operating expenses. Hollywood Media expects to incur additional losses. There can be no assurances that Hollywood Media will be able to generate sufficient revenues from these activities to cover its costs and therefore, Hollywood Media may continue to incur losses and negative cash flows from operations. To the extent that Hollywood Media does not generate sufficient revenues to offset expenses Hollywood Media may require further financing beyond cash on hand to fund ongoing operations. Hollywood Media estimates, based on operating plans and assumptions, that existing cash and cash equivalents and anticipated cash flows will be sufficient to meet working capital requirements for the year 2013.

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

During the fourth quarter of 2012, 16,600 shares of Hollywood Media’s common stock were purchased under the repurchase program.  As of December 31, 2012, the maximum approximate dollar value of shares that may have been purchased under the Repurchase Program was $2,673,261 (calculated by subtracting (i) the total paid for all shares purchased under the Repurchase Program from inception through December 31, 2012 or $7,326,739 from (ii) the $10,000,000 potential maximum dollar value of repurchases approved under the life of the Repurchase Program).  During the first quarter of 2013, 510,700 shares of Hollywood Media’s common stock were purchased under the repurchase program.  For additional information relating to the stock repurchase program, see Part II, Item 5 of this Annual Report on Form 10-K and “Liquidity and Capital Resources” in Part II, Item 7 of this Annual Report on Form 10-K.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

Hollywood Media’s consolidated financial statements include the accounts of Hollywood Media and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. Hollywood Media’s 50% and 26.2% ownership interests in NetCo Partners and MovieTickets.com, respectively, are accounted for under the equity method of accounting.

Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires that the Company make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates are based on the information that is currently available and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. Significant estimates and assumptions embodied in the accompanying consolidated financial statements, which are evaluated on an ongoing basis, include the deferred tax asset valuation allowance, the adequacy of reserves for accounts receivables, note receivables and accruals for compensation, contingencies and litigation, as well as Hollywood Media’s ability to realize the carrying value of goodwill, intangible assets, investments in less than 50% owned companies and other long-lived assets.

Cash and Cash Equivalents

Hollywood Media considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Consolidated cash and cash equivalents were $11,378,519 and $3,683,063 at December 31, 2012 and 2011, respectively. Interest bearing amounts included in cash and cash equivalents were $9,527,401 and $3,110,540 at December 31, 2012 and 2011, respectively. The Company maintains cash balances with financial institutions in excess of federally insured limits.

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

Goodwill and Intangible Assets

Financial Accounting Standard Board ("FASB") Accounting Standards Codification (“ASC”) Topic No. 350, “Intangibles – Goodwill and Other” (ASC 350), goodwill and certain intangibles are not amortized; however, they are subject to evaluation for impairment annually, or more frequently if indicators arise, using a fair value based test. The fair value based test is a two-step test. The first step involves comparing the fair value of each of our reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, we are required to proceed to the second step. In the second step, the fair value of the reporting unit would be allocated to the assets (including unrecognized intangibles) and liabilities of the reporting unit, with any residual representing the implied fair value of goodwill. An impairment loss would be recognized if and to the extent that the carrying value of goodwill exceeds the implied value.

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

During the three months ended September 30, 2012, the Company determined that approximately $3.6 million of the goodwill associated with its Ad Sales division should be written down after it was determined that the future cash flow of these assets is likely impaired, and the risk associated with previously expected cash flows has increased and accordingly recorded an impairment loss of $3.6 million for the year ended December 31, 2012.  During the three months ended September 30, 2011, the Company determined that $4.8 million of the goodwill associated with its Ad Sales division should be written down after it was determined that the future cash flow of these assets is likely impaired, and the risk associated with previously expected cash flows has increased and accordingly recorded an impairment loss of $4.8 million for the year ended December 31, 2011. At December 31, 2012 the Company is not aware of any additional items or events that would cause us to adjust the recorded value of Hollywood Media’s goodwill for impairment further.  Future changes in estimates used to conduct the impairment review, including revenue projections or comparable market data and transactions could cause the analysis to indicate that Hollywood Media’s goodwill is impaired in subsequent periods and result in a write-off of a portion or all of the goodwill.   In order to evaluate the sensitivity of the fair value calculations of our reporting units on the impairment calculation, we applied a hypothetical decrease to the fair values of each reporting unit.  The Company believes that the fair value of its remaining reporting unit that contains goodwill at December 31, 2012 and December 31, 2011 met or exceeded the book value of that reporting unit.

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

Impairment of Long-Lived Assets

ASC Topic No. 360-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If an indicator of impairment is present, Hollywood Media evaluates the recoverability of long-lived assets not held for sale by comparing the carrying amount of the assets to the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying values of such assets, the assets are adjusted to their fair values if such fair values are lower than their carrying value. Hollywood Media determines fair value as the net present value of future cash flows. There were no adjustments to the carrying value of long-lived assets for the years ended December 31, 2012 and 2011.

Revenue Recognition

Revenue recognition policies for book packaging and licensing are set forth below.

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

Segment Information

ASC Topic No. 280, “Segment Reporting” establishes standards for reporting of selected information about operating segments in annual and interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers (see Note 16).

Derivative Instruments

The Company records derivative instruments at fair value in our accompanying consolidated balance sheet with changes in the fair values of those instruments reported in earnings in our consolidated results of operations. The Company does not hold any derivative instruments that reduce risk associated with hedging exposure, accordingly the Company has not designated any of its derivative liability financial instruments as hedge instruments.

Earnings Per Common Share

FASB Accounting Standard Codification No. 260, “Earnings per Share” requires companies to present basic and diluted earnings per share. Earnings per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period presented.

Common shares issuable upon exercise of outstanding options and warrants of 75,000 were excluded from the calculation of diluted earnings per share for the years ended December 31, 2012 and 2011, respectively, because their impact was anti-dilutive. Non-vested shares are not included in the basic calculation until vesting occurs. There were no unvested shares as of December 31, 2012.

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

Income Taxes

Income taxes are accounted for under the liability method pursuant to FASB Accounting Standards Codification No. 740, “Income Taxes” (ASC 740). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce net deferred income tax assets to an amount that is more likely than not to be realized. Pursuant to the provisions of ASC 740 uncertain tax positions must meet a “more-likely-than-not” recognition threshold. The Company recognizes interest and penalties related to unrecognized tax benefits within "Income tax benefit (expense), net of refund" in the accompanying consolidated statements of operations. Accrued interest and penalties are included "Accrued expenses" in the accompanying consolidated balance sheets.

(3)	TEKNO BOOKS

Effective as of December 30, 2011 in connection with the settlement of a dispute involving life insurance proceeds from the death of Tekno Books’ then Chief Executive Partner, Dr. Martin H. Greenberg, as described below, the Estate of Martin H. Greenberg (the “Estate”) transferred all of its partnership and ownership interest in Tekno Books to Hollywood Media for no additional consideration pursuant to an Assignment of General Partnership Interest. Before such transfer, Hollywood Media owned 51% of Tekno Books. Following such transfer, Hollywood Media owned 100% of Tekno Books.

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

On February 8, 2012, Hollywood Media resolved its dispute with the Estate over the life insurance policy payments that were received as a result of Dr. Martin Greenberg’s death. As a result of such resolution, effective as of December 30, 2011, the Estate and Rosalind M. Greenberg (Dr. Greenberg’s widow) waived any right, entitlement or claim they may have to a $1.5 million key-man life insurance policy payment, Tekno Books and Hollywood Media waived any right, entitlement or claim they may have to a separate $500,000 life insurance policy payment received by Rosalind M. Greenberg, and the Estate transferred all of its partnership and ownership interest in Tekno Books to Hollywood Media for no additional consideration pursuant to an Assignment of General Partnership Interest. Following such transfer, Hollywood Media owned 100% of Tekno Books.

(4)	STOCK OPTION PLANS; WARRANTS; AND EMPLOYEE STOCK BASED COMPENSATION:

Shareholder-Approved Plans

Hollywood Media has active shareholder-approved equity compensation plans as follows: the 2004 Stock Incentive Plan and the Directors Stock Option Plan (the “Plans”). In addition to stock options, the Plans permit the granting of stock awards and other forms of equity compensation for key personnel and non-employee directors. There were an aggregate of 502,261 shares remaining available for issuance under Hollywood Media’s equity compensation plans at December 31, 2012 and 2011, respectively. The options may be either “qualified incentive stock options” (as defined in Section 422 of the Internal Revenue Code of 1986, as amended) or nonqualified stock options. Stock options granted to date generally have had an exercise price per share equal to the market value per share of the common stock on the date prior to grant and generally expire five years or ten years from the date of grant. Options awarded to Hollywood Media’s employees generally become exercisable in annual increments over a four-year period beginning one year from the grant date, although some are immediately exercisable and some vest based on other terms as specified in the option grants. Options awarded to directors become exercisable six months after date of grant. The Plans are registered with the SEC on Form S-8. Shares issued under the Plans are issued from the Company’s unissued shares authorized under its articles of incorporation.

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

As of December 31, 2012, there were no options outstanding to purchase common stock under the 2004 Plan. During the year ended December 31, 2012, no options were granted, cancelled or expired under the 2004 Plan. There were 502,261 shares remaining available for issuance under the 2004 Plan.

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

As of December 31, 2012, options to purchase 75,000 shares of common stock were outstanding under Directors Stock Option Plan. During the year ended December 31, 2012, no options were granted, exercised, cancelled or expired under the Directors Stock Option Plan. There were no options available for future grant under the Director’s Plan.

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

During the year ended December 31, 2012, Hollywood Media did not record any stock-based compensation expense as no shares were granted under the Plans.

Table of Stock Option and Warrant Activity

A summary of all stock option and warrant activities for the year ended December 31, 2012:

	Stock Options			Warrants
		Weighted			Weighted
		Average			Average
		Exercise	Exercise Price		Exercise
	Shares	Price	Per Share	Shares	Price

Outstanding at December 31, 2011	75,000	$3.52	$2.03 - $4.50	-	$-

Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled	-	-	-	-	-
Expired	-	-	-	-	-

Outstanding at December 31, 2012	75,000	$3.52	$2.03 - $4.50	-	$-

Data on Outstanding Options at December 31, 2012:

			Weighted
			Average
	Number of	Weighted	Remaining
	Options	Average Exercise	Contractual	Aggregate
	Outstanding	Price Per Share	Term (years)	Intrinsic Value (1)

Vested Options	75,000	$3.52	2.76	$-

Non-vested Options	-	-	-	-

Total Outstanding Stock Options	75,000			$-

(1)     The aggregate intrinsic value is computed based on the closing price of Hollywood Media’s stock on December 31, 2012, which is a price per share of $1.35.

As of December 31, 2012 and 2011, there were no unrecognized compensation costs related to non-vested stock option awards since all outstanding awards are fully vested.

There were no stock options exercised during the years ended December 31, 2012 and 2011.

The following is a summary of stock options and warrants outstanding and exercisable as of December 31, 2012:

	Options and Warrants Outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of	Number of	Contractual	Price	Number of	Price
Exercise Prices	Shares	Life	Per Share	Shares	Per Share

$2.03 - $2.50	30,000	2.96	$2.27	30,000	$2.27

$4.14 - $4.50	45,000	2.62	$4.36	45,000	$4.36

	75,000			75,000

(5)	DISCONTINUED OPERATIONS

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

Pursuant to the Purchase Agreement, at the closing of the Broadway Sale, (a) Hollywood Media received (i) $20,530,102 in cash (including $530,102 pursuant to the estimated working capital adjustment described in the Purchase Agreement), (ii) a $8,500,000 note (“the Loan”) from Key Brand pursuant to a Second Lien Credit, Security and Pledge Agreement, dated as of December 15, 2010 (the “Credit Agreement”), pursuant to which Key Brand is obligated to pay Hollywood Media interest at a rate of 12% per annum, with the Loan maturing on December 15, 2015, which Loan is secured on a second lien basis by all stock and assets of Theatre Direct and its subsidiaries, and (iii) a warrant to purchase 5% of the outstanding shares of common stock of Theatre Direct as of the closing date on a fully diluted basis at an exercise price of $.01 per share (the “Warrant”), and (b) Key Brand assumed $1,600,000 of liabilities associated with employment agreements with certain employees of Theatre Direct. In addition, Hollywood Media was entitled to receive earnout payments (“the Earnout”) of up to $14,000,000, in two $7,000,000 tranches, contingent upon Theatre Direct and its subsidiaries achieving certain revenue targets during the period from the closing date through the end of the 10th full fiscal year following the closing date as set forth in the Purchase Agreement.

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

After the closing date of the sale of Theatre Direct pursuant to the Purchase Agreement, Hollywood Media delivered on March 14, 2011 to Key Brand a closing statement setting forth Hollywood Media’s calculation of Theatre Direct’s working capital as of the closing date determined in the manner described in the Purchase Agreement. Pursuant to the closing statement, Hollywood Media accrued $3,702,620 as a working capital adjustment as of December 31, 2010 under the agreement which included $530,102 related to the estimated working capital delivered at closing by Key Brand. The working capital adjustment of $3,734,106 was paid on March 22, 2011 and included $31,486 of interest which is included in “Gain (loss) on sale of discontinued operations, net of income taxes” in the accompanying consolidated statements of operations for the year ended December 31, 2011.

Amendment to the Broadway Sale Purchase Agreement

On April 22, 2012, the Company entered into Amendment No. 4 (the “Amendment”) to the Purchase Agreement. Pursuant to the Amendment, the Company consented to the contribution of the “group sales” business (but not the Broadway.com consumer ticketing business) owned by Key Brand to a newly formed joint venture (the “Group Sales JV”; such contribution, the “Group Sales Contribution”). The balance of the business sold to Key Brand under the terms of the Purchase Agreement, which included Broadway.com, remained at Key Brand and Theatre Direct. As part of the Amendment, Key Brand agreed to pay the first $7 million earnout amount (the “First $7 Million Earnout”) to the Company on or before October 1, 2012 regardless of the actual revenues of Theatre Direct and its subsidiaries for the fiscal year of Key Brand ending June 30, 2012. The First $7 Million Earnout amount was paid by Key Brand to the Company on October 1, 2012 and was recorded upon collection of the $7 million received on October 1, 2012. In addition, the revenue calculation for the second $7 million earnout amount (the “Second $7 Million Earnout”) was modified to exclude “group sales” (and the revenues of the new joint venture conducting such business) and the target for the Second $7 Million Earnout was reduced from $150 million to $123 million accordingly. On October 5, 2012, Hollywood Media received written notice from Key Brand that Theatre Direct achieved the revenue target for the Second $7 Million Earnout in Key Brand’s fiscal year ended June 30, 2012. Accordingly, pursuant to the Amendment, the Second $7 Million Earnout was added as of October 5, 2012 to the principal amount of the Loan under the Credit Agreement. Pursuant to the Credit Agreement, interest at a rate of 12% per annum and principal on such Second $7 Million Earnout amount will be amortized over the term of the Credit Agreement in equal quarterly installments. As a result of the Second $7 Million Earnout being added to the $8.5 million principal amount of the Loan, the principal amount of the Loan due Hollywood Media by Key Brand was $15.5 million as of October 5, 2012.

Hollywood Media recorded the Second $7 Million Earnout at a fair value of $4,500,000, which reflects a $2,500,000 discount.  Hollywood Media will amortize the $2,500,000 discount under the effective interest method.  Amortization under the effective interest method will be included in "Accretion of discount, net of allowance for uncollectability" in the accompanying consolidated statements of operations.  On December 31, 2012, Hollywood Media received a scheduled payment under the Loan in the amount of $1,002,128, which included a principal payment of $538,462, an interest payment of $203,000 on the Second $7 Million Earnout and $260,666 of interest on the $8.5 million portion of the Loan.  The principal payment of $538,462, combined with accretion of discount of $288,585, reduced the value of the Second $7 Million Earnout from $4,500,000 to $4,250,123.  Accretion of discount, net of the reversal of previously recorded allowance for bad debt, was $1,429,315 on the $8.5 million portion of the Loan during the three months ended December 31, 2012.  In addition, during the nine months ended September 30, 2012, Hollywood Media received scheduled interest payments under the $8.5 million portion of the Loan of $776,333.  Hollywood Media received payments of $1,034,167 of interest from Key Brand in accordance with the terms of the loan during the year ended December 31, 2011 which was included in "Interest, net" in the accompanying consolidated statement of operations.

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

Amendment to Second Lien Credit, Security and Pledge Agreement

On December 31, 2012, Hollywood Media Corp. (“Hollywood Media ”) entered into Amendment No. 2 (the “Second Amendment”) to that certain Second Lien Credit, Security and Pledge Agreement, dated as of December 15, 2010, as amended by that Amendment No. 1 to the Credit Agreement, by and among Key Brand, Theatre Direct, and Hollywood Media. Pursuant to the Amendment, (i) effective as of December 31, 2012, the interest rate on the Loan was increased from 12% per annum to 13% per annum, (ii) the maturity date of the Loan was shortened from December 15, 2015 to June 30, 2015, (iii) Hollywood Media consented to Key Brand amending and restating Key Brand’s senior secured credit agreement to replace Key Brand’s prior senior lender, JPMorgan Chase Bank, N.A., with Key Brand’s new senior lender, Terido LLP (with the terms and conditions of such senior secured credit agreement remaining substantially the same), (iv) subject to the terms and conditions of the Intercreditor Agreement described below, the net proceeds from any indebtedness incurred by Key Brand that is not otherwise permitted under Key Brand’s amended and restated senior secured credit agreement (other than from the proceeds of a refinancing of such amended and restated senior secured credit agreement) will be used to prepay the Loan, (v) the prior consent of Hollywood Media is required for any amendment to Key Brand’s amended and restated senior secured credit agreement that would be adverse to Hollywood Media in any material respect, and (vi) Key Brand will provide Hollywood Media with additional and more frequent financial reporting. Except as described in this paragraph, the terms and conditions of the Credit Agreement and the Loan remain substantially the same.

In connection with the Amendment and Key Brand’s amended and restated senior secured credit agreement, Hollywood Media and Key Brand entered into that certain Subordination and Intercreditor Agreement, dated December 31, 2012 (the “2012 Intercreditor Agreement”), with Terido LLP, as administrative agent for the senior secured lenders of Key Brand, which defines the rights and obligations of the senior secured lenders and Hollywood Media as subordinated lender, including, without limitation, the rights of payment and the subordination of the security interests of Hollywood Media. The terms and conditions of the 2012 Intercreditor Agreement are substantially similar to the terms and conditions of the prior subordination and intercreditor agreement among Hollywood Media, Key Brand and JPMorgan Chase Bank, N.A.

On December 31, 2012, in connection with the Amendment, the Warrant was amended to (i) shorten the earliest date that Hollywood Media can put the Warrant to Theatre Direct from December 16, 2017 to June 30, 2015, (ii) increase the minimum price that Hollywood Media can put the Warrant to Theatre Direct from $1,000,000 to $3,000,000, and (iii) increase the minimum price that Theatre Direct can redeem the Warrant from Hollywood Media from $1,000,000 to $3,000,000. Except as described in the preceding sentence, the terms and conditions of the Warrant remain substantially the same. The Warrant is marked to market each reporting period to reflect changes in fair value. The change in fair value of the Warrant during the year ended December 31, 2012 was $700,000.

In connection with the transactions and agreements described above, Key Brand paid Hollywood Media an amendment fee of $50,000 and reimbursed Hollywood Media for all out-of-pocket costs and expenses incurred in documenting such agreements.

Hollywood.com Business

On August 21, 2008, Hollywood Media entered into a purchase agreement (the “R&S Purchase Agreement”) with R&S Investments, LLC (“R&S Investments”) for the sale of Hollywood Media’s subsidiaries Hollywood.com, Inc. and Totally Hollywood TV, LLC (collectively, the “Hollywood.com Business”). R&S Investments is wholly-owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Laurie S. Silvers, Hollywood Media’s President, Secretary and Vice-Chairperson of the Board. Pursuant to the R&S Purchase Agreement, Hollywood Media sold the Hollywood.com Business to R&S Investments for a potential purchase price of $10,000,000 cash, which included $1,000,000 that was paid to Hollywood Media at closing and potential earnout payments totaling $9,000,000, of which $1,892,692 had been paid as of August 2012. Hollywood Media recognized $412,684 and $729,351 in earnout gain during the years ended December 31, 2012 and 2011, respectively, which is included in “Gain on sale of discontinued operations, net of income taxes” in our accompanying consolidated statements of operations. Hollywood Media does not have a significant continuing involvement in the Hollywood.com Business operations.

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

Pursuant to the Rubenstein Silvers Letter Agreement, Mr. Rubenstein agreed that, in connection with the transaction consummated under the R&S Agreement and in addition to the Buyout Amount, the next $280,000 of the MovieTickets.com 5% Interest (as defined in the Amended and Restated Employment Agreement dated as of December 22, 2008, between Hollywood Media and Mr. Rubenstein, as amended (the “Rubenstein Employment Agreement”)) that would be distributed by Hollywood Media to Mr. Rubenstein pursuant to the Rubenstein Employment Agreement will be retained by Hollywood Media (and not paid to Mr. Rubenstein) and is a reduction to “Derivative Liabilities” in the accompanying consolidated balance sheets.

In addition, pursuant to the Rubenstein Silvers Letter Agreement, Ms. Silvers agreed that, in connection with the transaction consummated under the R&S Agreement and in addition to the Buyout Amount, the next $280,000 of the MovieTickets.com 5% Interest (as defined in the Amended and Restated Employment Agreement dated as of December 22, 2008, between Hollywood Media and Ms. Silvers, as amended (the “Silvers Employment Agreement”)) that would be distributed by Hollywood Media to Ms. Silvers pursuant to the Silvers Employment Agreement will be retained by Hollywood Media (and not paid to Ms. Silvers) and is a reduction to “Derivative Liabilities” in the accompanying consolidated balance sheets.

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

As of the closing of the transactions contemplated by the Share Purchase Agreement, (1) Jeffrey Spector, a director of Buyer, was also (i) a director of all four subsidiaries of Cinemasource UK Limited (UK Theatres Online Limited, Spring Leisure Limited, Cinemasonline Limited and WWW.CO.UK Limited) and (ii) an employee of one of the subsidiaries of Cinemasource UK Limited (UK Theatres Online) and (2) Janette Erskine, a director of Buyer, was also (i) a director of three subsidiaries of Cinemasource UK Limited (UK Theatres Online Limited, Spring Leisure Limited and Cinemasonline Limited) and (ii) an employee of one of the subsidiaries of Cinemasource UK Limited (UK Theatres Online).

Pursuant to the Share Purchase Agreement, the purchase price for the Purchased Shares is U.S. $250,000, payable in cash in a non-interest bearing loan in twenty equal quarter-annual installments of $12,500 each over a period of five years. Subject to the terms and conditions of the Share Purchase Agreement, the first installment of the purchase price was due and was paid to the Company on July 31, 2012 and subsequent installments of the purchase price are due every three calendar months thereafter. The Company imputed interest at 16.5% per annum on this non-interest bearing loan resulting in a discounted amount of $168,014 which was included in the total gain on sale attributable to the sale of Cinemasource UK Limited of $649,215. This gain on sale is included in “Gain on sale of discontinued operations, net of income taxes” in our accompanying Consolidated Statements of Operations.  The current portion of the discounted amount of the non-interest bearing loan is included in “Notes receivable, current” and the long-term portion of the non-interest bearing loan is included in “Notes receivable, less current portion” in our accompanying consolidated balance sheets.

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

Results from Discontinued Operations

The net income from discontinued operations has been classified in the accompanying consolidated statements of operations as “Income from discontinued operations” and includes the gain on sale of the Broadway.com Business, the gain on sale of the Hollywood.com Business and the gain on sale of Cinemasource UK Limited Business. Summarized results of discontinued operations include the operating gain from the Hollywood.com Business and the operating gain from the Cinemasource UK Limited Business and through their respective dates of disposition, for the years ended December 31, 2012 and 2011.

	Year Ended December 31,
	2012	2011

Net Revenues:	$701,857	$2,702,064

Gain on sale of discontinued operations	15,285,901	524,156
Income tax expense (1)	(5,817,224)	-
Gain on sale of discontinued operations, net of income taxes	9,468,677	524,156

Income (loss) from discontinued operations	22,584	(232,444)

Income from discontinued Operations	$9,491,261	$291,712

(1) Income tax expense is offset by consolidated net operating losses in the accompanying Consolidated Statements of Operations.

(6)	PURCHASE OF COMMON STOCK TENDERED:

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

Compensation Liabilities

On December 29, 2009, the Company and Mitchell Rubenstein and Laurie S. Silvers entered into amended and restated employment agreements which include a compensation arrangement that includes the right for each to receive 5% of all of the distributions that the Company receives from its interest in MovieTickets.com which includes 5% to each of all proceeds received by the Company from either dividends or from the sale of all or any portion of MovieTickets.com.  In connection with the buyout of the obligation of R&S Investments, LLC to pay to Hollywood Media the Hollywood.com earnout under the R&S Purchase Agreement, the Rubenstein Silvers Letter Agreement reduced the amount of distributions payable to Mr. Rubenstein and Ms. Silvers. The fair value of this liability, which was initially measured on March 15, 2011, the date that the compensation arrangement was effective, is recorded in “Derivative Liabilities”, with any changes in the fair value recorded in “Other, net” in the accompanying consolidated statements of operations. See Note 5, “Discontinued Operations” to these Consolidated Financial Statements for information on the Buyout Amount and its reduction of the derivative liability. At December 31, 2012, the fair value of the derivative liability was $60,000.

Warrant held by Hollywood Media in Theatre Direct

In conjunction with the Broadway Sale, the Company received a Warrant to purchase 5% of the outstanding shares of common stock of Theatre Direct, which can only be exercised upon a Conversion Event, as defined in the Warrant, and which also contains a put option that allows the Company, after the seventh anniversary of the issue date, to put the warrant to Key Brand for the greater of fair market value of the shares or $1.0 million which was later increased to $3.0 million, as referenced below. The Warrant is revalued on a recurring basis.

On December 31, 2012, in connection with the Second Credit Agreement Amendment, the Warrant was amended to (i) shorten the earliest date that Hollywood Media can put the Warrant to Theatre Direct from December 16, 2017 to June 30, 2015, (ii) increase the minimum price that Hollywood Media can put the Warrant to Theatre Direct from $1,000,000 to $3,000,000, and (iii) increase the minimum price that Theatre Direct can redeem the Warrant from Hollywood Media from $1,000,000 to $3,000,000. After estimating future cash flows adjusted for risk factors it was determined that the fair value of the Warrant was $700,000 at December 31, 2012.

The estimate of fair value of the Warrant employed using a multiples approach and discounted cash flow analysis and assumed the Warrant was to be monetized as of the valuation date.  The Warrant's values were then adjusted to reflect a range of outcomes and assigned probability weights, and the Warrant's put and call rights of Hollywood Media and Key Brand.  The key assumptions used to determine the fair value of the Warrant during fiscal 2012 were: implied multiples used in the business enterprise value income and market approaches ranging from 3.25 to 4.0 for fiscal 2012; and a discount rate of 25%, based on the Company’s best estimate of the weighted-average cost of capital adjusted for risks associated with the Warrant for fiscal 2012.

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

The following table presents the Company’s derivative liabilities and warrant on a recurring basis and the Company’s goodwill on a non-recurring basis within the fair value hierarchy utilized to measure fair value as of December 31, 2012:

	Level 1	Level 2	Level 3

Derivative liabilities	-0-	-0-	$60,000

Warrant	-0-	-0-	$700,000

Goodwill	-0-	-0-	$6,200,000

There were no transfers between the levels of the fair value hierarchy during the year ended December 31, 2012 and 2011.

The following table presents a reconciliation of the compensation derivative liabilities measured at fair value on a recurring basis using significant unobservable input (Level 3) from December 31, 2010 to December 31, 2012:

Compensation
derivative
liabilities

Balance at December 31, 2010	$-
Recognition of derivative liabilities – March 15, 2011	1,720,000
Payment to officers	(104,888)
Change in fair value included in earnings	(525,112)

Balance at December 31, 2011	$1,090,000
Change in fair value included in "Other, net"	(470,000)
Change in fair value resulting from R&S Agreement waivers included in Income from discontinued operations	(560,000)
Balance at December 31, 2012	$60,000

The following table presents a reconciliation of the Warrant measured at fair value on a recurring basis using significant unobservable input (Level 3) from December 31, 2011 to December 31, 2012:

Warrant

Balance at December 31, 2011	$-
Change in fair value included in "Other, net"	700,000
Balance at December 31, 2012	$700,000

(8)	PROPERTY AND EQUIPMENT, NET:

Property and equipment, net consists of:

	December 31,
	2012	2011

Equipment and software	$924,652	$916,555
Leasehold improvements	333,712	324,612
Equipment under capital leases	204,310	221,427
Furniture and fixtures	210,293	200,916
Artwork	161,602	107,315
Website development	77,791	77,790
	1,912,360	1,848,615
Less: Accumulated depreciation and amortization	(1,671,715)	(1,565,041)
	$240,645	$283,574

Depreciation and amortization expense of property and equipment was $128,010 and $187,500 for the years ended December 31, 2012 and 2011, respectively. Included in these amounts is depreciation and amortization expense for equipment under capital leases of $20,236 and $50,421 for the years ended December 31, 2012 and 2011, respectively.

(9)	GOODWILL AND INTANGIBLE ASSETS:

The following table reflects the changes in the net carrying amount of goodwill relating to continuing operations by operating segment (see Note 16) for the years ended December 31, 2012 and 2011:

Ad Sales

Balance at December 31, 2011	$9,800,000
Impairment	3,600,000
Balance at December 31, 2012	$6,200,000

The intangible assets of continuing operations, other than goodwill, consist of the following at December 31, 2012 and 2011:

	Balance at December 31,
	2012			2011
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Patents and trademarks	$228,668	$(219,985)	$8,683	$228,668	$(211,552)	$17,116

Web addresses	82,500	(82,500)	-	82,500	(82,500)	-

Other	1,445,350	(1,445,350)	-	1,445,350	(1,445,350)	-

Total	$1,756,518	(1,747,835)	8,683	1,756,518	(1,739,402)	17,116

Amortization expense was $8,433 and $15,733 for the years ended December 31, 2012 and 2011, respectively. Based on the carrying value of identified intangible assets recorded at December 31, 2012, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be as follows:

Amortization
Year	Expense
2013	$8,433
2014	250
$8,683

Patents and trademarks are amortized on a straight-line basis over 3 to 17 years.

(10)	CAPITAL LEASE OBLIGATIONS:

Future minimum lease payments under capital leases, which contain bargain purchase options, together with the present value of the net minimum lease payments as of December 31, 2012 are as follows:

Year	Amount

2013	$18,031
2014	2,957

Minimum lease payments	20,988
Less: amount representing imputed interest	(2,581)

Present value of net minimum lease payments	18,407
Less: current portion	(16,255)
$2,152

(11)	STOCK REPURCHASE PROGRAM:

Hollywood Media reported in its Form 8-K report filed on October 4, 2007, that its Board of Directors authorized a stock repurchase program under which Hollywood Media may use up to $10 million of its cash and cash equivalents to repurchase shares of its outstanding common stock. Pursuant to the repurchase program, Hollywood Media purchased an aggregate of 16,600 shares of its common stock during the year ended December 31, 2012. The shares were purchased for $24,582 during the year ended December 31, 2012, reflecting an approximate average price per share of $1.45 for the year ended December 31, 2012. Subsequent to December 31, 2012 through January 24, 2013, pursuant to the repurchase program, Hollywood Media purchased an aggregate of 510,700 shares of its common stock for $749,966 reflecting an approximate average price per share of $1.44. No shares were repurchased under the stock repurchase program during the year ended December 31, 2011.

(12)	INCOME TAXES:

The Company follows the provisions of ASC No. 740, “Income Taxes.” There are no unrecognized tax benefits in the consolidated financial statements as of December 31, 2012 and December 31, 2011.

Hollywood Media is in a cumulative net loss position for both financial and tax reporting purposes. The primary item giving rise to the Company’s net deferred tax asset is a net operating loss carryforward of $173,402,068 as a result of losses incurred during the period from inception (January 22, 1993) to December 31, 2011. However, due to the uncertainty of Hollywood Media’s ability to generate taxable income in the future, and, to the extent taxable income is generated in the future, the uncertainty as to Hollywood Media’s ability to utilize its loss carryforwards subject to the “ownership change” provisions of Section 382 of the U.S. Internal Revenue Code, Hollywood Media has established a valuation allowance for the full amount of the deferred tax asset.

The net operating loss carryforwards expire as follows:

Year	Amount

2019	$14,740,130
2020	34,458,580
2021	23,219,587
2022	55,289,912
2023	7,646,689
2024	5,298,534
2025	7,358,849
2028	10,876,436
2029	5,234,696
2031	9,278,655

$173,402,068

The components of Hollywood Media’s deferred tax assets and liabilities consist of the following at December 31:

	2012	2011

Net difference in tax basis and book basis for certain assets and liabilities	$(1,007,822)	$(992,626)
Net operating loss and tax credit carryforwards	66,448,766	67,002,855
	65,440,944	66,010,229
Valuation allowance	(65,440,944)	(66,010,229)
Net deferred tax asset	$-	$-

Income tax (benefit) expense is included in the consolidated financial statements as follows:

2012

Continuing operations	$(5,326,300)
Discontinued operations	5,817,224
$490,924

The provision for income taxes from continuing operations is different from that which would be obtained by applying the statutory Federal income tax rate of 35% as a result of the following:

	For the Year Ended December 31,
	2012	2011

Income tax expense (benefit) at Federal statutory tax rate	$3,791,193	$(2,415,418)
State income tax (net of federal benefit)	39,771	5,200
Change in valuation allowance	(569,285)	2,030,792
Change in valuation allowance resulting from change in cumulative temporary differences	(971,969)	(580,464)
Impairment of goodwill	1,120,108	1,678,524
Sale of subsidiaries	(3,252,848)	-
Dividends received deduction	-	(256,974)
Loss of foreign subsidiaries	(67,787)	81,354
Income on life insurance surrender	-	(525,000)
Interest computation – deferred gain	401,741	18,597
	$490,924	$36,611

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and certain state income taxing authorities for all years due to the net operating loss carryovers from those years.

(13)	INVESTMENTS IN AND ADVANCES TO EQUITY METHOD UNCONSOLIDATED INVESTEES:

Investments in and advances to equity method unconsolidated investees consist of the following:

	December 31,
	2012	2011

NetCo Partners (a)	$138,384	$139,000
MovieTickets.com (b)	-	252,856
Project Hollywood LLC (c)	-	1,181,469
	$138,384	$1,573,325

Any difference between the carrying amount of the investments on our balance sheet and the underlying equity in net assets is evaluated for impairment at each reporting period.

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

Hollywood Media accounts for its investment in NetCo Partners under the equity method of accounting, recognizing 50% of NetCo Partners’ income or loss as Equity in Earnings of Unconsolidated Investees. Since NetCo Partners is a partnership, any income tax payable is passed through to the partners. The revenues, gross profit and net income of NetCo Partners for the years ended December 31, 2012 and 2011 are presented below:

	Year Ended December 31,
	2012	2011
	(unaudited)	(unaudited)

Revenues	$72	$-
Gross profit	56	-
Net income (loss)	(1,176)	93

Company’s share of net (loss) income	$(588)	$47

The current assets, non-current assets, current liabilities and non-current liabilities of NetCo Partners of December 31, 2012 and 2011, which are not included in Hollywood Media’s consolidated balance sheets, are presented below:

	As of December 31,
	2012	2011
	(unaudited)	(unaudited)

Current assets	$501	$501
Non-current assets	$1,993	$1,993
Current liabilities	$49,932	$48,700
Non-current liabilities	$292,995	$292,995

(b)	MovieTickets.com.

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

Hollywood Media owns 26.2% of the equity in MovieTickets.com, Inc. as of December 31, 2012 and shares in 26.2% of the income or losses generated by the joint venture.  This investment is recorded under the equity method of accounting, recognizing 26.2% of ownership of MovieTickets.com income or loss as “Equity in earnings of unconsolidated investees” in the accompanying consolidated statements of operations.  Under applicable accounting principles, Hollywood Media recorded $252,855 in loss from its investment in MovieTickets.com during 2012. Hollywood Media did not record $33,034 of its share of losses from MovieTickets.com for 2012 because accumulated dividends and net losses from 2012 and prior years exceed the Company’s investment in MovieTickets.com as of December 31, 2012. During 2011, Hollywood Media recorded $485,385 of income because accumulated income surpassed accumulated losses. During the three months ended September 30, 2011, the Company determined that goodwill associated with the assets of the Ad Sales Segment was impaired and accordingly recorded a non-cash goodwill impairment charge of $4,795,783. During the three months ended September 30, 2012, the Company determined that goodwill associated with the assets of the Ad Sales Segment was impaired and accordingly recorded a non-cash goodwill impairment charge of $3,600,000.  For additional information see Note 16 – “Segment Reporting” to these Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The MovieTickets.com web site generates revenues primarily from service fees charged to users for the purchase of movie tickets online, the sale of advertising and research fees. On July 18, 2011 MovieTickets.com declared a dividend of $4,000,000. Hollywood Media received its 26.2% pro rata share of such dividend, amounting to $1,048,875 on July 19, 2011, which reduced the Company’s investment in MovieTickets.com as the dividend did not exceed the amount of the Company’s investment. Hollywood Media distributed on, July 19, 2011, $52,444 of such dividend distribution, representing 5% of Hollywood Media’s share of the dividends, to each of Mr. Rubenstein and Ms. Silvers in accordance with their amended and restated employment agreements dated December 23, 2009, as amended. Other than the July 18, 2011 dividend discussed above, there were no dividends declared by MovieTickets.com or received from MovieTickets.com during the years ended December 31, 2012 and 2011, respectively.

The condensed statements of income of MovieTickets.com for the years ended December 31, 2012 and 2011, which are not included in Hollywood Media’s consolidated statements of operations, are presented below:

	Year Ended December 31,
	2012	2011
	(unaudited)	(unaudited)

Revenues	$13,821,001	$17,250,677
Selling, general and administrative expenses	$14,591,814	$13,703,814
Depreciation and amortization	$815,369	$560,251
Provision (benefit) for income taxes	$(495,000)	$1,134,000
Net (loss) income	$(1,091,182)	$1,852,612

The current assets, non-current assets, current liabilities and non-current liabilities of MovieTickets.com as of December 31, 2012 and 2011 which are not included in Hollywood Media’s consolidated balance sheets, are presented below:

	As of December 31,
	2012	2011
	(unaudited)	(unaudited)

Current assets	$13,472,473	$14,297,697
Non-current assets	$1,886,922	$2,152,001
Current liabilities	$5,111,108	$5,401,910
Non-current liabilities	$651,361	$359,680

(c)	Project Hollywood LLC

The opportunity to purchase the Baseline StudioSystems business was presented to Mr. Rubenstein and Ms. Silvers in their individual capacity, and they presented to Hollywood Media’s independent directors the opportunity for Hollywood Media. Rather than acquire 100% of the Baseline StudioSystems business, and taking into account, among other factors and expectations, Hollywood Media’s then available cash, Hollywood Media’s independent directors decided unanimously for Hollywood Media to make a minority investment in Project Hollywood LLC alongside Mr. Rubenstein and Ms. Silvers with the relative ownership interest of Project Hollywood LLC determined based on the proportionate amount each invested.

On October 27, 2011, following Project Hollywood LLC’s acquisition of all of the membership interests of Baseline LLC, Hollywood Media acquired a 21.74% ownership interest in Project Hollywood LLC for $1.25 million, which was contributed to Project Hollywood LLC and which was based on the same per member unit price paid by Baseline Holdings for its 78.26% ownership interest in Project Hollywood LLC. The funds contributed were used for working capital and other capital needs of the Baseline StudioSystems business.

Distributions of $176,866 and $182,617 to Hollywood Media during 2011 and 2012, respectively, reduced Hollywood Media’s investment in Project Hollywood.

On August 28, 2012 Hollywood Media assigned to Baseline Holdings all of Hollywood Media’s membership interest in Project Hollywood in exchange for total consideration of $1.8 million.  Prior to that assignment, Hollywood Media owned 20.65% of the total equity in Project Hollywood LLC.  Hollywood Media’s equity ownership in Project Hollywood LLC was reduced from 21.74% of the total equity in Project Hollywood LLC to 20.65% of the total equity in Project Hollywood LLC at June 30, 2012.

The condensed statements of income of Project Hollywood LLC for the period from January 1, 2012 to August 28, 2012 and for the period from October 27, 2011 to December 31, 2011, which are not included in Hollywood Media’s consolidated statements of operations, are presented below:

	January 1, 2012 - August 28, 2012	October 27, 2011 – December 31, 2011
	(unaudited)	(unaudited)

Revenues	$5,357,584	$1,569,868
Editorial and production expenses	$1,890,406	$469,258
Selling, general and administrative expenses	$2,256,385	$591,478
Depreciation and amortization	$526,624	$10,808
Net income	$684,169	$498,324

The current assets, non-current assets, current liabilities and non-current liabilities of Project Hollywood LLC as of August 28, 2012 and December 31, 2011 which are not included in Hollywood Media’s consolidated balance sheets, are presented below:

	As of August 28,	As of December 31,
	2012	2011
	(unaudited)	(unaudited)

Current assets	$1,495,493	$2,249,564
Non-current assets	$5,543,242	$5,693,959
Current liabilities	$2,235,338	$2,525,591
Non-current liabilities	$33,165	$21,580

(14)	COMMITMENTS AND CONTINGENCIES:

Operating Leases

Hollywood Media conducts its operations in various leased facilities, under leases that are classified as operating leases for financial statement purposes. Certain leases provide for payment of real estate taxes, common area maintenance, insurance, and certain other expenses. Lease terms may include escalating rent provisions and rent holidays which are expensed on a straight-line basis over the term of the lease, and expire at various dates through the year 2015. Operating lease commitments at December 31, 2012 amount to $54,914 in 2013, $17,738 in 2014 and $8,869 in 2015.

The fixed foregoing operating lease commitments assume that Hollywood Media continues the leases through their initial lease terms. Rent expense, including equipment rentals, was $260,140 and $209,042 during the years ended December 31, 2012 and 2011, respectively, and is included in “Selling, general and administrative” expense in the accompanying consolidated statements of operations.

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

(15)	SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	2012	2011

INVESTING ACTIVITIES:

Acquisition of property and equipment under capital leases	$-	$(2,990)
Total non-cash investing activities	$-	$(2,990)

FINANCING ACTIVITIES:

Obligations acquired under capital leases	$-	$2,990
Total non-cash financing activities	$-	$2,990

(16)	SEGMENT REPORTING:

Hollywood Media’s reportable segments are Ad Sales, Intellectual Properties, and Other. The Ad Sales segment consists of Hollywood Media’s investment in MovieTickets.com.  Prior to the sale of Cinemasource UK Limited on May 1, 2012 (which business included UK Theatres Online Limited, Spring Leisure Limited, Cinemasonline Limited and WWW.CO.UK Limited), the Ad Sales segment also sold advertising on plasma TV displays throughout the U.K. and Ireland, on lobby display posters, movie brochure booklets and ticket wallets distributed in cinemas, live theater and other entertainment venues in the U.K. and Ireland.  See Note 5, “Discontinued Operations” to these Consolidated Financial Statements. The Intellectual Properties segment owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses across all media. This segment also includes Tekno Books, a book development business (see Note 3). The Other segment is comprised of payroll and benefits for corporate and administrative personnel as well as other corporate-wide expenses such as legal fees, audit fees, proxy costs, insurance, centralized information technology, and includes consulting fees and other fees and costs relating to compliance with the provisions of the Sarbanes-Oxley Act of 2002 that require Hollywood Media to make an assessment of and report on internal control over financial reporting. This segment also includes Hollywood Media’s investment in Project Hollywood. On August 28, 2012 Hollywood Media assigned to Baseline Holdings all of Hollywood Media’s membership interest in Project Hollywood in exchange for total consideration of $1,800,000.  See Note 18, “Related Party Transactions” to these Consolidated Financial Statements.

There are no intersegment sales or transfers.

The following table illustrates the financial information regarding Hollywood Media’s reportable segments. Discontinued operations (see Note 5) were previously included in the Broadway Ticketing Business, Data Business and Ad Sales segments and have been removed from the table below, to illustrate financial information from continuing operations.

	Year Ended December 31,
	2012	2011

Net Revenues:
Intellectual Properties	$607,353	$1,067,708
Other	8,985	-
	$616,338	$1,067,708

Operating Income (Losses):
Intellectual Properties	$(190,084)	$174,245
Other	(5,512,343)	(5,985,611)
	$(5,702,427)	$(5,811,366)

Capital Expenditures (a)
Intellectual Properties	$-	$6,140
Other	83,959	84,165
	$83,959	$90,305

Depreciation and
Amortization Expense:
Intellectual Properties	$4,448	$2,430
Other	131,995	200,801
	$136,443	$203,231

	December 31,
	2012	2011

Segment Assets:

Ad Sales (b)	$6,197,998	$10,017,175
Intellectual Properties	893,961	1,201,695
Other (b)	19,523,863	7,003,919
	$26,615,822	$18,222,789

(a)	Capital expenditures do not include property and equipment acquired under capital lease obligations or through acquisitions.
(b)	December 31, 2011 segment assets have been adjusted for the reclassification of assets related to Cinemasource UK Limited of $590,507 from the Ad Sales segment to the Other segment.

(17)	SIGNIFICANT FOURTH QUARTER ADJUSTMENTS:

During the fourth quarter of 2012, the Company recorded the following unusual or infrequently occurring items or adjustments that were deemed to be material to the fourth quarter 2012 results:

•	The First $7 Million Earnout was paid by Key Brand to the Company on October 1, 2012 and was recorded upon collection of the $7 million received on October 1, 2012 and is included in "Gain on sale of discontinued operations, net of tax" in the accompanying financial statements.

•	On October 5, 2012, the Company received written notice from Key Brand that Theatre Direct achieved the revenue target for the Second $7 Million Earnout in Key Brand’s fiscal year ended June 30 2012. Accordingly, pursuant to the Fourth Purchase Agreement Amendment, the Second $7 Million Earnout was added as of October 5, 2012 to the principal amount of the Loan under the Credit Agreement. The Company recorded the Second $7 Million Earnout at a fair value of $4,500,000, which reflects a $2,500,000 discount and is included in "Gain on sale of discontinued operations, net of tax" in the accompanying financial statements.

•	Recorded the increase in the fair value of the Warrant of $0.7 million and included in "Other, net" in the accompanying financial statements.

•	Recorded Accretion of Discount, net of the reversal of a previously recorded allowance for bad debt of $1,429,315 on the $8.5 million portion of the Loan during the three months ended December 31, 2012.

During the fourth quarter of 2011, the Company had no unusual or infrequently occurring items or adjustments that were deemed to be material to the fourth quarter 2011 results.

(18)	RELATED PARTY TRANSACTIONS:

Hollywood Media recorded $412,684 and $729,351 in earn-out gain from R&S Investments, LLC during 2012 and 2011, respectively. As of December 31, 2012, the Company had $37,287 included in “Related Party Receivable” in our accompanying consolidated balance sheet which primarily consisted of expense reimbursements from R&S Investments. As of December 31, 2011, the Company has $521,497 included in “Related party receivable” in our accompanying consolidated balance sheet which consisted of $371,353 in earn-out receivable, $105,561 in distributions receivable from Project Hollywood, $36,106 in expense reimbursements from R&S Investments, $5,904 for an expense reimbursement receivable from MovieTickets.com and $2,576 for taxes receivable from Mr. Rubenstein and Ms. Silvers. During the years ended December 31, 2011 and 2012, Hollywood Media received such earn-out amounts and expense reimbursements in accordance with the payment terms.

Pursuant to the R&S Agreement dated August 28, 2012, in exchange for the Buyout Amount, which payment has been made to Hollywood Media, R&S Investments fully satisfied all of its obligation to pay the purchase price under Section 3.1 of the R&S Purchase Agreement and any additional consideration or earnout payment under Section 3.3 of the R&S Purchase Agreement, and R&S Investments shall have no further obligations and/or liabilities (and Hollywood Media shall have no further rights and/or remedies) under Article III of the R&S Purchase Agreement or otherwise.  Accordingly, the earnout receivable from R&S Investments, LLC was $0 as of December 31, 2012.  See Note 5, “Discontinued Operations” to these Consolidated Financial Statements for more information on the Buyout Amount and this transaction.

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

Distributions of $176,866 and $182,617 to Hollywood Media reduced Hollywood Media’s investment in Project Hollywood during the years ended December 31, 2011 and 2012, respectively.

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

Pursuant to the Assignment, Hollywood Media assigned to Baseline Holdings all of Hollywood Media’s membership interest in Project Hollywood in exchange for total consideration of $1,800,000 (the “Project Hollywood Purchase Price”). The Project Hollywood Purchase Price has been paid as follows: (1) $1,230,500 in cash (which has been paid by Baseline Holdings to Hollywood Media), (2) Mr. Rubenstein waived his right to receive any future principal and interest owed by Key Brand to Hollywood Media pursuant to the $8.5 million portion of the Loan (as of August 28, 2012, Mr. Rubenstein had the right to receive 4.76% of the principal, or $404,600, and interest on account of the $8.5 million portion of the Loan), and (3) Ms. Silvers waived her right to receive any future principal and interest owed by Key Brand to Hollywood Media pursuant to the $8.5 million portion of the Loan (as of August 28, 2012, Ms. Silvers has the right to receive 1.94% of the principal, or $164,900, and interest on account of the $8.5 million portion of the Loan). Hollywood Media recorded the fair value of the waivers by Mr. Rubenstein and Ms. Silvers in the long term portion of “Other Assets” in the accompanying consolidated balance sheets and in "Other, net" in the accompanying consolidated statements of operations. Hollywood Media acquired its membership interest in Project Hollywood on October 27, 2011 for $1,250,000.

As a result of the waivers of Mr. Rubenstein and Ms. Silvers described in the preceding paragraph, after August 28, 2012, Hollywood Media will retain all payments of principal and interest made by Key Brand under the Loan. As of August 28, 2012, the principal balance due under the Loan was $8,500,000. As of October 5, 2012, the principal balance due under the Loan increased to $15,500,000 as a result of the achievement of the revenue threshold for the Second $7 Million Earnout in the Purchase Agreement.

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

On August 28, 2012, (1) Hollywood Media and R&S Investments, LLC (“R&S Investments”) entered into an Agreement (the “R&S Agreement”) regarding the Purchase Agreement dated as of August 21, 2008 between Hollywood Media and R&S Investments, as amended (the “R&S Purchase Agreement”) and (2) Hollywood Media, Mr. Rubenstein and Ms. Silvers entered into a letter agreement regarding the R&S Agreement (the “Rubenstein Silvers Letter Agreement”). R&S Investments is wholly-owned by Mr. Rubenstein and Ms. Silvers. See Note 5, “Discontinued Operations” to these Consolidated Financial Statements.

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

Pursuant to the Rubenstein Silvers Letter Agreement, Mr. Rubenstein agreed that, in connection with the transaction consummated under the R&S Agreement and in addition to the Buyout Amount, the next $280,000 of the 5% Distribution that would be distributed by Hollywood Media to Mr. Rubenstein pursuant to his amended employment agreement will be retained by Hollywood Media (and not paid to Mr. Rubenstein) and is a reduction to “Derivative Liabilities” in the accompanying consolidated balance sheets.

In addition, pursuant to the Rubenstein Silvers Letter Agreement, Ms. Silvers agreed that, in connection with the transaction consummated under the R&S Agreement and in addition to the Buyout Amount, the next $280,000 of the 5% Distribution that would be distributed by Hollywood Media to Ms. Silvers pursuant to her amended employment agreement will be retained by Hollywood Media (and not paid to Ms. Silvers) and is a reduction to “Derivative Liabilities” in the accompanying consolidated balance sheets.

Regardless of whether Mr. Rubenstein or Ms. Silvers continued to provide services to Hollywood Media after the first anniversary of the sale of Theatre Direct, one-half of the Deferred Change in Control Payments were to be paid to Mr. Rubenstein and/or Ms. Silvers, as applicable, upon the receipt by Hollywood Media of payments from Key Brand pursuant to the $8.5 million credit agreement (the “Credit Agreement”) entered into in connection with the sale of Theatre Direct, on a pro rata basis, and one-half of such payments were be paid to Mr. Rubenstein and/or Ms. Silvers, as applicable, upon the receipt by Hollywood Media of payments under the first $7 million tranche of the earnout in connection with the sale of Theatre Direct, on a pro rata basis.

On August 28, 2012, Hollywood Media entered into an Assignment and Assumption of Membership Interest and Waiver (the “Assignment”) with Baseline Holdings LLC (“Baseline Holdings”), Project Hollywood LLC (“Project Hollywood”), Mr. Rubenstein and Ms. Silvers. Baseline Holdings is wholly-owned by Mr. Rubenstein and Ms. Silvers. Pursuant to the Assignment, Hollywood Media assigned to Baseline Holdings all of Hollywood Media’s membership interest in Project Hollywood in exchange for total consideration of $1,800,000 (the “Project Hollywood Purchase Price”), which interest Hollywood Media had acquired on October 27, 2011 for $1,250,000. The Project Hollywood Purchase Price was paid as follows: (1) $1,230,500 in cash (which was paid by Baseline Holdings to Hollywood Media), (2) Mr. Rubenstein waived his right to receive any future principal and interest owed to Hollywood Media pursuant to the Loan under the Credit Agreement (as of August 28, 2012, Mr. Rubenstein had the right to receive 4.76% of the principal, or $404,600, and interest on account of the Loan under the Credit Agreement), and (3) Ms. Silvers waived her right to receive any future principal and interest owed to Hollywood Media under the Loan under the Credit Agreement (as of August 28, 2012, Ms. Silvers has the right to receive 1.94% of the principal, or $164,900, and interest on account of the Loan under the Credit Agreement). Hollywood Media recorded the fair value of the waivers by Mr. Rubenstein and Ms. Silvers in the long term portion of “Other Assets” in the accompanying consolidated balance sheets.

On October 1, 2012, Hollywood Media received the first $7 million tranche of the earnout pursuant to the Broadway Sale. In connection with the Deferred Change in Control Payments due to Mr. Rubenstein and Ms. Silvers in connection with the Broadway Sale, Mr. Rubenstein received $405,300 of such earnout payment and Ms. Silvers received $165,200 of such earnout payment on October 5, 2012.

From time to time the Company’s Compensation Committee may award discretionary bonuses to Mr. Rubenstein and Ms. Silvers based on their service or performance to the Company. Mr. Rubenstein received a bonus of $225,000 and Ms. Silvers received a bonus of $200,000 in the quarter ended June 30, 2012. Bonuses are included in “Payroll and benefits” in the accompanying consolidated statements of operations. Mr. Rubenstein and Ms. Silvers have notified the Compensation Committee that each of them plans to voluntarily waive the first $225,000 (in the case of Mr. Rubenstein) and the first $200,000 (in the case of Ms. Silvers) of the 5% Distribution each of them would be entitled to receive of the 5% Distribution.

(19)       SUBSEQUENT EVENT:

On March 29, 2013, Hollywood Media received a scheduled payment under the Loan in the amount of $1,132,404, which included a principal payment of $646,154, an interest payment of $210,000 on the Second $7 Million Earnout and $276,250 of interest on the $8.5 million portion of the Loan.

The Company has evaluated events that occurred subsequent to December 31, 2012 and through the date the financial statements were issued. No events, other than the events described above, required disclosure.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The firm of Kaufman Rossin & Co., P.A. (“Kaufman”) served as Hollywood Media’s independent registered public accounting firm for the fiscal year ended December 31, 2011 and for the period from January 1, 2012 to October 12, 2012. On October 12, 2012, Hollywood Media dismissed Kaufman as Hollywood Media’s independent registered public accounting firm, effective as of October 12, 2012. The decision to dismiss Kaufman was recommended and approved jointly by Hollywood Media’s Board of Directors and the Audit Committee of Hollywood Media’s Board of Directors as part of Hollywood Media’s continuing effort to reduce costs and expenses while maintaining an equivalent level of audit quality and services.

The reports of Kaufman on Hollywood Media’s consolidated financial statements as of and for the years ended December 31, 2011 and 2010 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2011 and 2010, and through October 12, 2012, there were no (a) disagreements with Kaufman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Kaufman’s satisfaction, would have caused Kaufman to make reference to the subject matter thereof in connection with its reports for such years; or (b) reportable events, as described under Item 304(a)(1)(v) of Regulation S-K.

Hollywood Media provided Kaufman with a copy of the disclosures it made regarding the dismissal of Kaufman in Hollywood Media’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2012 and requested from Kaufman a letter addressed to the Securities and Exchange Commission indicating whether Kaufman agrees with such disclosures. A copy of Kaufman’s letter to the Securities and Exchange Commission dated October 15, 2012 is attached as Exhibit 16.1 to Hollywood Media’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2012.

On October 12, 2012, concurrently with the dismissal of Kaufman and upon the joint recommendation and approval of Hollywood Media’s Board of Directors and the Audit Committee of Hollywood Media’s Board of Directors, Hollywood Media engaged Marcum LLP as Hollywood Media’s independent registered public accounting firm for the fiscal year ending December 31, 2012, effective as of October 17, 2012. The appointment of Marcum LLP as Hollywood Media’s independent registered public accounting firm for the fiscal year ending December 31, 2012 was ratified by Hollywood Media’s shareholders at the 2012 annual meeting of Hollywood Media’s shareholders.

During the years ended December 31, 2011 and 2010 and the subsequent interim period through October 17, 2012, neither Hollywood Media nor anyone on Hollywood Media’s behalf has consulted with Marcum LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of Hollywood Media’s management, including Hollywood Media’s Chief Executive Officer (principal executive officer) and Hollywood Media’s Chief Financial Officer and Chief Accounting Officer (principal financial and accounting officer), on the effectiveness of Hollywood Media’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, Hollywood Media’s management, including Hollywood Media’s Chief Executive Officer (principal executive officer) and Hollywood Media’s Chief Financial Officer and Chief Accounting Officer (principal financial and accounting officer), have concluded that Hollywood Media’s disclosure controls and procedures were effective as of December 31, 2012 to ensure that information required to be disclosed by Hollywood Media in reports Hollywood Media files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to Hollywood Media’s management, including Hollywood Media’s Chief Executive Officer (principal executive officer) and Hollywood Media’s Chief Financial Officer and Chief Accounting Officer (principal financial and accounting officer), to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Hollywood Media’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of Hollywood Media’s assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that Hollywood Media’s receipts and expenditures are being made only in accordance with authorizations of Hollywood Media’s management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Hollywood Media’s assets that could have a material effect on the financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Hollywood Media’s management, including Hollywood Media’s Chief Executive Officer (principal executive officer) and Hollywood Media’s Chief Financial Officer and Chief Accounting Officer (principal financial and accounting officer), conducted an evaluation of the effectiveness of Hollywood Media’s internal control over financial reporting based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Hollywood Media’s management, including Hollywood Media’s Chief Executive Officer (principal executive officer) and Hollywood Media’s Chief Financial Officer and Chief Accounting Officer (principal financial and accounting officer), concluded that Hollywood Media’s internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

As previously reported in Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2011, as amended, Hollywood Media’s management assessed the effectiveness of Hollywood Media’s internal control over financial reporting as of December 31, 2011 and concluded the following deficiencies in Hollywood Media’s CinemasOnline and Intellectual Properties businesses constituted material weaknesses in Hollywood Media’s internal control over financial reporting as of December 31, 2011:

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

On May 1, 2012, Hollywood Media sold its U.K. based CinemasOnline business (see Note 5 “Discontinued Operations” in the Notes to the Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K).

During the quarter ended December 31, 2012, Hollywood Media changed its internal control over financial reporting to eliminate the material weaknesses described above and improve (i) the systems for the processing of book development and book licensing revenue and deferred revenue in Hollywood Media’s Intellectual Properties Division and (ii) internal controls over disbursements of funds and recording of related assets and expenses in Hollywood Media’s Intellectual Properties Division.

Except as set forth above, there have not been any changes in Hollywood Media’s internal control over financial reporting during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, Hollywood Media’s internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The size of Hollywood Media’s Board of Directors is currently set at five, and there are currently five incumbent directors serving on the Board. Hollywood Media’s executive officers are elected by the Board of Directors and serve at the discretion of the Board, subject to the terms and conditions of each officer’s employment agreement with Hollywood Media (if any). The following table sets forth certain information concerning each of the incumbent directors and executive officers of Hollywood Media as of the date of this Form 10-K.

Name	Age	Position

Mitchell Rubenstein	59	Chairman of the Board and Chief Executive Officer

Laurie S. Silvers	61	Vice Chairman of the Board, President and Secretary

Harry T. Hoffman	85	Director

Robert D. Epstein	68	Director

Stephen Gans	41	Director

Tammy G. Hedge	52	Chief Financial Officer and Chief Accounting Officer

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

Mitchell Rubenstein is a founder of Hollywood Media and has served as its Chairman of the Board and Chief Executive Officer since its inception in January 1993. Mr. Rubenstein was a founder of the Sci-Fi Channel, a cable television network that was acquired from Mr. Rubenstein and Laurie Silvers by USA Network in March 1992. Mr. Rubenstein served as President of the Sci-Fi Channel from January 1989 to March 1992 and served as Co-Vice Chairman of the Sci-Fi Channel from March 1992 to March 1994. Prior to founding the Sci-Fi Channel, Mr. Rubenstein practiced law for 10 years. Mr. Rubenstein received a J.D. degree from the University of Virginia School of Law in 1977 and a Masters in Tax Law (LL.M.) from New York University School of Law in 1979. He is a past Chair of the Board of Advisors of Jewish Life at Duke University, which includes the Freeman Center for Jewish Life at Duke and the Rubenstein-Silvers Hillel at Duke. Mr. Rubenstein is the volunteer Chairman of Morse Geriatric Center in West Palm Beach, Florida a non-profit which is one of the nation’s leading senior living facilities. Together with Ms. Silvers, Mr. Rubenstein was named Co-Business Person of the Year, City of Boca Raton, Florida in 1992. Mr. Rubenstein is married to Laurie S. Silvers.  Mr. Rubenstein’s long standing service as the Chairman of the Board and Chief Executive Officer of Hollywood Media, as well as the fact that Mr. Rubenstein is a founder of Hollywood Media, gives Mr. Rubenstein extensive knowledge of Hollywood Media and its operations and makes him a valuable member of our Board.

Laurie S. Silvers is a founder of Hollywood Media and has served as its Vice-Chairman, President and Secretary since its inception in January 1993. Ms. Silvers was a founder of the Sci-Fi Channel, of which she served as Chief Executive Officer from January 1989 to March 1992 and Co-Vice Chairman from March 1992 to March 1994. Prior to founding the Sci-Fi Channel, Ms. Silvers practiced law for 10 years. Ms. Silvers received a J.D. degree from University of Miami School of Law in 1977. Ms. Silvers serves on the Board of Trustees of the University of Miami (and is a member of its Executive Committee and Chair of both its Academic Affairs Committee and Conflict of Interest Committee), the Board of Directors of the Economic Council of Palm Beach County, Florida (of which she is a past Chair), is a Vice-Chair of the Board of Trustees of the Kravis Center of the Performing Arts in West Palm Beach, Florida, is a Vice Chair (and incoming Chair) of the Board of Directors of the Community Television Foundation of South Florida (WPBT Channel 2, the PBS Station in Miami, Florida), and is a member of the Board of the Jewish Federation of Palm Beach County, Florida.  She is also a mentor for at-risk teenage girls with the Women of Tomorrow organization, and a member of its board, and is the 2013 Empowerment Mentor Honoree of Women of Tomorrow.  Ms. Silvers’ long standing service as the Vice-Chairman, President and Secretary of Hollywood Media, as well as the fact that Ms. Silvers is a founder of Hollywood Media, gives Ms. Silvers extensive knowledge of Hollywood Media and its operations and makes her a valuable member of our Board.

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

Tammy Hedge Effective as of June 15, 2011, Hollywood Media appointed Tammy Hedge, a certified public accountant, as Hollywood Media’s Chief Financial Officer and Chief Accounting Officer. Ms. Hedge is responsible for all corporate finance, treasury and accounting functions for Hollywood Media and its subsidiaries. Since September 2006, Ms. Hedge has been the Chief Financial Officer of a privately held cable TV operator. From July 2004 to July 2006, Ms. Hedge was Vice President, Chief Accounting Officer and Controller of Ion Media Networks Inc. (formerly called Pax TV), which owns a broadcast television station group and the i network, and was publicly traded during Ms. Hedge’s employment. From August 1999 to June 2004, Ms. Hedge was the Financial Controller of Dycom Industries, Inc., a company listed on the New York Stock Exchange that provides specialty contracting services primarily for cable TV and phone companies. In these positions, Ms. Hedge was responsible for certain corporate finance, treasury and accounting functions. Ms. Hedge received a Bachelor in Science degree with dual majors in Accounting and Computer Science from East Tennessee State University in 1982.

 Audit Committee

The Audit Committee of Hollywood Media’s Board of Directors has been established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The current members of the Audit Committee are Harry T. Hoffman, Robert D. Epstein and Stephen Gans.  The Board has determined that each of the current members of the Audit Committee meet the audit committee independence standards under the listing rules of the Nasdaq Stock Market.  The Board has further determined that the Audit Committee meets the Nasdaq listing requirement that at least one member of the Audit Committee has such experience or background which results in the individual’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities.  During 2012, the Audit Committee held six meetings.

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

To Hollywood Media’s knowledge, based solely on a review of the copies of such reports furnished to Hollywood Media or written representations that no other reports were required, all Section 16(a) filing requirements applicable to its executive officers, directors and greater-than-10% beneficial owners for the year ended December 31, 2012 have been complied with on a timely basis.

Item 11. Executive Compensation.

Summary Compensation Table

The following table summarizes the total compensation paid to or earned by each of Hollywood Media’s named executive officers for each of the two fiscal years ended December 31, 2012 and 2011, respectively:

Name and Principal Position	Year	Salary	Bonus		Stock Awards	All Other Compensation		Total

Mitchell Rubenstein	2012	$1	$225,000	(1)	$-	$440,195	(2)	$665,196
Chief Executive Officer	2011	$99,573	$450,000	(4)	$-	$115,407	(3)	$664,980

Laurie S. Silvers	2012	$1	$200,000	(1)	$-	$225,529	(5)	$425,530
President	2011	$87,127	$450,000	(4)	$-	$115,894	(6)	$653,021

Tammy Hedge (12)	2012	$134,615	$90,000	(7)	$-	$20,453	(9)	$245,068
Chief Financial Officer	2011	$71,181	$50,000	(8)	$-	$3,097	(9)	$124,278

Scott Gomez (12)	2012	$-	$-		$-	$-		$-
Chief Accounting Officer	2011	$178,269	$25,000	(10)	$-	$13,875	(11)	$217,144

(1)	Represents a $225,000 bonus paid to Mr. Rubenstein and a $200,000 bonus paid to Ms. Silvers associated with the extensive successful negotiation with Key Brand which resulted in the agreement for Key Brand to accelerate the first $7 million earnout payment to Hollywood Media to October 1, 2012, irrespective of whether or not Theatre Direct reached the $125 million revenue benchmark required for payment; and the sale of CinemasOnline.

(2)

Represents (a) a partial payment of an automobile allowance of $7,800 payable in accordance with the terms of the executive’s employment agreement, (b) $2,548 in medical, dental and disability insurance premiums, provided in accordance with the terms of the executive’s employment agreement, (c) $405,300 which is equal to 5.79% of the First $7 Million Earnout received on October 1, 2012 and (d) $24,546 which is equal to 4.76% of all payments of principal and interest received by Hollywood Media on account of the promissory note issued to Hollywood Media by Key Brand in connection with the Broadway Sale, payable in accordance with the terms of the executive’s employment agreement. Following such payments, Hollywood Media has no further obligation to Mr. Rubenstein in connection with the Broadway Sale.

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

(5)

Represents (a) an automobile allowance of $7,800 payable in accordance with the terms of the executive’s employment agreement, (b) $42,524 in medical, dental and disability insurance premiums, provided in accordance with the terms of the executive’s employment agreement, (c) $165,200 which is equal to 2.36% of the First $7 Million Earnout received on October 1, 2012 and (d) $10,004 which is equal to 1.94% of all payments of principal and interest received by Hollywood Media on account of the promissory note issued to Hollywood Media by Key Brand in connection with the Broadway Sale, payable in accordance with the terms of the executive’s employment agreement. Following such payments, Hollywood Media has no further obligation to Ms. Silvers in connection with the Broadway Sale.

(6)	Represents (a) an automobile allowance of $7,800 payable in accordance with the terms of the executive’s employment agreement, (b) $34,653 in medical, dental and disability insurance premiums, provided in accordance with the terms of the executive’s employment agreement, (c) $52,444 which is equal to 5% of the distributions Hollywood Media received from its interest in MovieTickets.com, Inc., payable in accordance with the terms of the executive’s employment agreement, and (d) $20,997 which is equal to 1.94% of all payments of principal and interest received by Hollywood Media on account of the promissory note issued to Hollywood Media in connection with the Broadway Sale, payable in accordance with the terms of the executive’s employment agreement.

(7)	Represents a bonus in recognition of providing support to the Company's CEO and President in connection with the negotiations to successfully resolve the dispute with the Estate of Martin Greenberg regarding Tekno Books, and the transition of auditors from Kaufman Rossin to Marcum LLP.

(8)	Represents a bonus in recognition of the successful transition of the leadership of the Company’s Accounting Department.

(9)	Represents medical, dental and disability insurance premiums, provided in connection with the executive’s employment with Hollywood Media.
(10)	Bonus includes a cash bonus of $25,000 payable in accordance with the terms of the executive’s employment agreement.

(11)	Represents medical, dental and disability insurance premiums, provided in accordance with the terms of the executive’s employment agreement.

(12)	As a result of the downsizing of Hollywood Media following the Broadway Sale, Hollywood Media and Scott Gomez, the former Chief Accounting Officer of Hollywood Media, mutually agreed not to renew the employment agreement of Mr. Gomez. Mr. Gomez’s employment with Hollywood Media terminated effective June 15, 2011. Effective as of June 15, 2011, Hollywood Media appointed Tammy Hedge, age 50, a certified public accountant, as Hollywood Media’s Chief Financial Officer and Chief Accounting Officer.

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

In deciding to renew the contracts of Mr. Rubenstein and Ms. Silvers in December 2008, the Compensation Committee of Hollywood Media’s Board of Directors (the “Compensation Committee”) considered the compensation study received from Pearl Meyer & Partners, LLC in November 2008 and, among other things, the qualifications and performance of Mr. Rubenstein and Ms. Silvers, the value of their institutional knowledge, the Company’s revenues, results, transactions and operations, the need for experienced management in a recession economy as well as management’s positioning of the Company in advance of the recession with significant cash on hand and, most importantly, given the credit crisis, no long-term debt, the exercise of conservative inventory management in the Company’s Broadway Ticketing business, the dividends received from MovieTickets.com in the second quarter of 2008 and expected in the first quarter of 2009 (which was subsequently received), significant cost-cutting implemented by management in 2008, and the Company’s return of cash to shareholders through the Company’s stock repurchase plan.

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

On December 23, 2009, (i) Hollywood Media and Mitchell Rubenstein entered into an amendment to the amended and restated employment agreement of Mr. Rubenstein and (ii) Hollywood Media and Laurie S. Silvers entered into an amendment to the amended and restated employment agreement of Ms. Silvers. Pursuant to these amendments, the executives continued to be employed by Hollywood Media for the same salary and benefits as set forth in the employment agreements dated December 2008 until the 90th day following the consummation of the Broadway Sale (which 90th day was March 15, 2011). After March 15, 2011, the executives will be employed by Hollywood Media until such employment is terminated by either Hollywood Media or the executives (such period, the “Extension Term”). During the Extension Term, Mr. Rubenstein and Ms. Silvers no longer receive fixed base salaries from Hollywood Media (other than a nominal payment of $1 per year), and each instead receives compensation for his or her services to Hollywood Media in amounts equal to five percent (5%) of the sum of (i) any distributions and other proceeds Hollywood Media received or receives after December 23, 2009 (the effective date of the amendments) in respect of its ownership interest in MovieTickets.com, Inc. and (ii) certain other amounts that may be received by Hollywood Media from MovieTickets.com, Inc. (collectively, the “5% Distribution”). Pursuant to the 5% Distribution, upon a sale of Hollywood Media’s interest in MovieTickets.com, Inc., Mr. Rubenstein and Ms. Silvers would each receive 5% of the proceeds received by Hollywood Media in such sale.

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

Pursuant to the Rubenstein Silvers Letter Agreement, Mr. Rubenstein agreed that that, in connection with the transaction consummated under the R&S Agreement and in addition to the Buyout Amount, the next $280,000 of the 5% Distribution that would be distributed by Hollywood Media to Mr. Rubenstein pursuant to his amended employment agreement will be retained by Hollywood Media (and not paid to Mr. Rubenstein).

In addition, pursuant to the Rubenstein Silvers Letter Agreement, Ms. Silvers agreed that, in connection with the transaction consummated under the R&S Agreement and in addition to the Buyout Amount, the next $280,000 of the 5% Distribution that would be distributed by Hollywood Media to Ms. Silvers pursuant to her amended employment agreement will be retained by Hollywood Media (and not paid to Ms. Silvers).

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

Regardless of whether Mr. Rubenstein or Ms. Silvers continued to provide services to Hollywood Media after the first anniversary of the consummation of the Broadway Sale, one-half of the deferred change in control payments were to be paid to Mr. Rubenstein and/or Ms. Silvers, as applicable, upon the receipt by Hollywood Media of payments pursuant to the Credit Agreement entered into in connection with the Broadway Sale, on a pro rata basis, and one-half of such payments was to be paid to Mr. Rubenstein and/or Ms. Silvers, as applicable, upon the receipt by Hollywood Media of payments under the first $7 million tranche of the earnout pursuant to the Broadway Sale, on a pro rata basis.

On August 28, 2012, Hollywood Media entered into an Assignment and Assumption of Membership Interest and Waiver (the “Assignment”) with Baseline Holdings LLC (“Baseline Holdings”), Project Hollywood LLC (“Project Hollywood”), Mr. Rubenstein and Ms. Silvers. Baseline Holdings is wholly-owned by Mr. Rubenstein and Ms. Silvers.

Pursuant to the Assignment, Hollywood Media assigned to Baseline Holdings all of Hollywood Media’s membership interest in Project Hollywood in exchange for total consideration of $1,800,000 (the “Project Hollywood Purchase Price”), which interest Hollywood Media had acquired on October 7, 2011 for $1,250,000. The Project Hollywood Purchase Price was paid as follows: (1) $1,230,500 in cash (which was paid by Baseline Holdings to Hollywood Media), (2) Mr. Rubenstein waived his right to receive any future principal and interest owed to Hollywood Media pursuant to the Loan under the Credit Agreement (as of August 28, 2012, Mr. Rubenstein had the right to receive 4.76% of the principal, or $404,600, and interest on account of the Loan under the Credit Agreement), and (3) Ms. Silvers waived her right to receive any future principal and interest owed to Hollywood Media under the Loan under the Credit Agreement (as of August 28, 2012, Ms. Silvers has the right to receive 1.94% of the principal, or $164,900, and interest on account of the Credit Agreement).

On October 1, 2012, Hollywood Media received the first $7 million tranche of the earnout pursuant to the Broadway Sale. As a result, pursuant to existing employment agreements, on October 5, 2012 Mr. Rubenstein received $405,300 of such earnout payment and Ms. Silvers received $165,200 of such earnout payment. Following such payments, Hollywood Media has no further obligation to Mr. Rubenstein or Ms. Silvers in connection with the Broadway Sale.

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

From time to time the Compensation Committee may award discretionary bonuses to Mr. Rubenstein and Ms. Silvers based on their service or performance to the Company. Mr. Rubenstein received a bonus of $225,000 and Ms. Silvers received a bonus of $200,000 in the quarter ended June 30, 2012. Bonuses are included in “Payroll and benefits” in Hollywood Media’s consolidated statements of operations included in Part II, Item 8 of this Annual Report on Form 10-K. Mr. Rubenstein and Ms. Silvers have notified the Compensation Committee that each of them plans to voluntarily waive the first $225,000 (in the case of Mr. Rubenstein) and the first $200,000 (in the case of Ms. Silvers) of the 5% Distribution each of them would be entitled to receive of the 5% Distribution.

Employment of Chief Financial Officer and Chief Accounting Officer. Effective as of June 15, 2011, Hollywood Media appointed Tammy Hedge, age 52, a certified public accountant, as Hollywood Media’s Chief Financial Officer and Chief Accounting Officer.  Ms. Hedge is responsible for all corporate finance, treasury and accounting functions for Hollywood Media and its subsidiaries. Since September 2006, Ms. Hedge has been the Chief Financial Officer of a privately held cable TV operator.  From July 2004 to July 2006, Ms. Hedge was Vice President, Chief Accounting Officer and Controller of Ion Media Networks Inc. (formerly called Pax TV), which owns a broadcast television station group and the i network, and was publicly traded during Ms. Hedge’s employment.  From August 1999 to June 2004, Ms. Hedge was the Financial Controller of Dycom Industries, Inc., a company listed on the New York Stock Exchange that provides specialty contracting services primarily for cable TV and phone companies.  In these positions, Ms. Hedge was responsible for certain corporate finance, treasury and accounting functions.  Ms. Hedge received a Bachelor in Science degree with dual majors in Accounting and Computer Science from East Tennessee State University in 1982.

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

During 2012, the Compensation Committee awarded (i) Mr. Rubenstein a cash bonus in the amount of $225,000 associated with the successful negotiations with Key Brand which resulted in the agreement for Key Brand to accelerate the first $7 million earnout payment to Hollywood Media to October 1, 2012, irrespective of whether or not Theater Direct reached the $125 million revenue benchmark for payment; and the sale of CinemasOnline, (ii) Ms. Silvers a cash bonus in the amount of $200,000 associated with the successful negotiations with Key Brand which resulted in the agreement for Key Brand to accelerate the first $7 million earnout payment to Hollywood Media to October 1, 2012, irrespective of whether or not Theater Direct reached the $125 million revenue benchmark for payment; and the sale of CinemasOnline, and (iii) Ms. Hedge a cash bonus of $90,000 for providing support to the Company's CEO and President in connection with the negotiations to successfully resolve the dispute with the Estate of Martin Greenberg regarding Tekno Books, and the transition of auditors from Kaufman Rossin to Marcum.

Stock Option Grants and Equity-Based Compensation

During the fiscal year ended December 31, 2012, no stock options or other equity-based compensation awards were granted to Mr. Rubenstein, Ms. Silvers, Ms. Hedge or any other employee of the Company..

Other Benefits

Perquisites

Although perquisites are not a primary aspect of Hollywood Media’s executive compensation, Hollywood Media provided its named executive officers with the following perquisites during 2011 and 2012:

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

 401(K) Plan

On September 27, 2010, upon recommendation of Mitchell Rubenstein, CEO and Chairman of Hollywood Media, as part of the Company’s cost-cutting plan, the Board of Directors of Hollywood Media approved of the termination of Hollywood Media’s 401(k) plan effective November 18, 2010.  Hollywood Media maintained a 401(k) Plan (the “Plan”) covering all employees who met certain eligibility requirements. The Plan provided that each participant could contribute up to 15% of his or her pre-tax gross compensation (not to exceed a statutorily prescribed annual limit). All amounts contributed by employee participants in conformity with Plan requirements and earnings on such contributions were fully vested at all times. The match in stock was 50% of the first 8% of the employees’ compensation contributions, for those participants employed in excess of 1,000 hours during the year and employed on the last day of the year. The match for the year ended December 31, 2010 was $148,404 and was paid in cash to the Plan during the fourth quarter of the year ended December 31, 2010. The match for the year ended December 31, 2009 was 101,189 shares of Hollywood Media common stock, valued at $141,664 (based on a share price of $1.40 per share), and was paid in the first quarter of the year ended December 31, 2010. The Plan had investments in Hollywood Media common stock of 303,270 shares valued at a share price of $1.64 or $497,363 and 439,874 shares valued at a share price of $1.40 or $615,824, as of December 31, 2010 and 2009, respectively. The Plan assets were fully transferred or distributed during the year ended December 31, 2011 and there were no plan assets remaining as of December 31, 2011.

Outstanding Equity Awards at 2012 Fiscal Year-End

As of December 31, 2012, there were no unexercised options, unvested stock awards or equity incentive plan awards outstanding and held by Hollywood Media’s named executive officers.  Upon the consummation of the Broadway Sale (which occurred on December 15, 2010), all of the unvested restricted shares of Hollywood Media common stock granted to Mitchell Rubenstein, our Chairman and Chief Executive Officer, and Laurie S. Silvers, our Vice-Chairman, President and Secretary, pursuant to Hollywood Media’s 2004 Stock Incentive Plan immediately vested and thus were no longer restricted shares.

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

Director Compensation

The following table sets forth information regarding the compensation received by each of Hollywood Media’s Directors during 2012:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards(2)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

Mitchell Rubenstein, Chairman(1)	-	-	-	-	-	-	-

Laurie S. Silvers, Vice Chairman(1)	-	-	-	-	-	-	-

Harry T. Hoffman	$57,000	-	-	-	-	-	$57,000

Robert D. Epstein	$31,500	-	-	-	-	-	$31,500

Stephen Gans	$30,000	-	-	-	-	-	$30,000

(1)           Mr. Rubenstein and Ms. Silvers are executive officers and employees of Hollywood Media, and their compensation is reported separately above in the “Executive Compensation” portion of this Annual Report on Form 10-K, prior to this “Director Compensation” discussion.

(2)           The table below shows the aggregate number of shares subject to all outstanding stock options held by the named directors as of December 31, 2012 all of which options were granted under the Directors Stock Option Plan for non-employee directors (described below).

Total Options Held
at 12/31/2012
Name	(# of shares)
Harry T. Hoffman	60,000
Robert D. Epstein	15,000

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

The Directors Plan provides for grants of stock options, subject to availability of shares under the plan, to each non-employee director, as follows: (1) an initial grant of an option to purchase 15,000 shares of common stock at the time such person first becomes appointed to the Board, and (2) an annual grant of an option to purchase 15,000 shares of common stock on the date of each annual meeting of Hollywood Media’s shareholders at which the director is reelected.  In December 2007, the Board of Directors elected to temporarily suspend such annual option issuances until such time that the Board determines to reserve additional shares of common stock for issuance upon exercise of options granted under the Directors Plan.  During the year ended December 31, 2012, no options were cancelled, expired, granted or exercised under the Directors Plan.

The maximum aggregate number of shares of common stock that may be issued pursuant to options granted under the Directors Plan is 300,000, and, as of December 31, 2012, such options were outstanding for an aggregate of 75,000 shares.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the common stock of Hollywood Media as of March 15, 2013, or other date as indicated in the footnotes below, by:

•	each person or group known by Hollywood Media to beneficially own more than 5% of the outstanding shares of common stock of Hollywood Media;
•	each director of Hollywood Media;
•	each executive officer of Hollywood Media; and
•	all of the current directors and executive officers of Hollywood Media as a group.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)		Percent of Class(2)
Baker Street Capital L.P.	3,447,497	(3)	15.22%
CCM Master Qualified Fund, Ltd.	2,051,892	(4)	9.06%
Dimensional Fund Advisors, LP	1,509,961	(5)	6.67%
Morgan Stanley	1,413,525	(6)	6.24%
Nantahala Capital Management, LLC	1,080,472	(7)	4.77%
Mitchell Rubenstein and Laurie S. Silvers	893,932	(8)	3.95%
Stephen Gans	2,104,192	(9)	9.29%
Harry T. Hoffman	73,000	(10)	*
Robert D. Epstein	16,000	(11)	*
All directors, director nominees and executive officers of Hollywood Media as a group (5 persons)	3,087,124	(12)	13.63%

*	Less than 1%

(1)	Except as otherwise noted in the footnotes below, the address of each beneficial owner is in care of Hollywood Media Corp., 301 E. Yamato Road, Suite 2199, Boca Raton, Florida 33431.

(2)	For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, pursuant to which a person’s or group’s ownership is deemed to include any shares of common stock that such person has the right to acquire within 60 days. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any shares which such person or persons has the right to acquire within 60 days are deemed to be outstanding, but such shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. This table has been prepared based on 22,651,766 shares of Hollywood Media common stock outstanding as of March 15, 2013.

(3)	Based on a Schedule 13D/A filed with the SEC on March 3, 2011, Baker Street Capital L.P., Baker Street Capital Management, LLC and Vadim Perelman beneficially own such shares. The reported business address for these holders is 12026 Wilshire Blvd., Unit 502, Los Angeles, California 90025.

(4)	Based on a Schedule 13G/A filed with the SEC on February 15, 2012, CCM Master Qualified Fund, Ltd., Coghill Capital Management, L.L.C. and Clint D. Coghill have shared voting and shared dispositive power with respect to such shares. The reported business address for these holders is One North Wacker Drive, Suite 4350, Chicago, IL 60606.

(5)	Based on a Schedule 13G/A filed with the SEC on February 11, 2011, Dimensional Fund Advisors, LP beneficially owns such shares. The reported business address for this holder is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas, 78746.

(6)	Based on a Schedule 13G/A filed with the SEC on January 30, 2013, Morgan Stanley and Morgan Stanley Capital Services LLC beneficially own such shares. The reported business address for these holders is 1585 Broadway, New York, NY 10036.

(7)	Based on a Schedule 13G/A filed with the SEC on February 14, 2013, Nantahala Capital Management, LLC beneficially owns such shares. The reported business address for this holder is 100 First Stamford Place, 2nd Floor, Stamford, CT 06902.

(8)	Represents 343,697 outstanding shares of common stock which are owned jointly by Mitchell Rubenstein and Laurie Silvers, 513,919 outstanding shares of common stock which are owned individually by Laurie S. Silvers, 18,169 outstanding shares of common stock which are held in Individual Retirement Account of Mitchell Rubenstein, and 18,147 outstanding shares of common stock which are held in Individual Retirement Account of Laurie S. Silvers.

(9)	Based on a Form 4 filed with the SEC on March 1, 2011, Mr. Gans beneficially owns such shares. The reported business address for this holder is 1680 Michigan Avenue, Suite 1001, Miami Beach, Florida 33139.

(10)	Represents 13,000 outstanding shares of common stock, and 60,000 shares of common stock issuable pursuant to exercisable options, beneficially owned by Mr. Hoffman.

(11)	Represents 1,000 outstanding shares of common stock, and 15,000 shares of common stock issuable pursuant to exercisable options, beneficially owned by Mr. Epstein.

(12)	Represents an aggregate of 3,012,124 outstanding shares of common stock and 75,000 shares of common stock issuable pursuant to exercisable options.

Securities authorized for issuance under equity compensation plans. The following table sets forth information as of December 31, 2012, regarding compensation plans under which equity securities of Hollywood Media are authorized for issuance, aggregated by “Plan category” as indicated in the table:

EQUITY COMPENSATION PLAN INFORMATION

	AS OF DECEMBER 31, 2012
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price per share of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
	(a)	(b)	(c)
Plan Category:
Equity compensation plans approved by security holders(2)	75,000	$3.52	502,261
Equity compensation plans not approved by security holders	—	$—	—
Total	75,000		502,261

(1)	Excluding securities reflected in column “(a).”

(2)	Hollywood Media has four shareholder-approved equity compensation plans: the 2004 Stock Incentive Plan, 2000 Stock Incentive Plan, 1993 Stock Option Plan, and the Directors Stock Option Plan. No additional grants of stock options may be made under the 1993 Stock Option Plan, the Directors Stock Option Plan, or the 2000 Stock Incentive Plan because the periods for granting options under such plans expired in July 2003, July 2008, and December 2009, respectively. In addition to stock options, the 2004 Stock Incentive Plan permits the granting of stock awards and other forms of equity compensation and, as of December 31, 2012, the number of shares available for granting additional awards under the 2004 Stock Incentive Plan was 502,261 shares. Additional information about such plans and awards is provided in Note (4) and other Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Hollywood Media recorded $412,684 and $729,351 in earn-out gain from R&S Investments, LLC during 2012 and 2011, respectively. As of December 31, 2012, the Company had $37,287 included in “Related Party Receivable” in our accompanying consolidated balance sheet which primarily consisted of expense reimbursements from R&S Investments. As of December 31, 2011, the Company had $521,497 included in “Related party receivable” in our accompanying consolidated balance sheet which consisted of $371,353 in earn-out receivable, $105,561 in distributions receivable from Project Hollywood, $36,106 in expense reimbursements from R&S Investments, $5,904 for an expense reimbursement receivable from MovieTickets.com and $2,576 for taxes receivable from Mr. Rubenstein and Ms. Silvers. During the years ended December 31, 2011 and 2012, Hollywood Media received such earn-out amounts and expense reimbursements in accordance with the payment terms.

Sale of Hollywood.com Business Unit to R&S Investments LLC

On August 21, 2008, Hollywood Media and R&S Investments, LLC (“R&S Investments”), an entity wholly-owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Laurie S. Silvers, Hollywood Media’s President and Vice-Chairperson of the Board, entered into a Purchase Agreement (as amended, the “R&S Purchase Agreement”). Pursuant to the R&S Purchase Agreement, R&S Investments acquired Hollywood Media’s subsidiaries Hollywood.com, Inc. and Totally Hollywood TV, LLC (collectively, the “Hollywood.com Business”) for a potential purchase price of $10.0 million, which included $1.0 million in cash that was paid to Hollywood Media at closing and potential earnout payments of up to $9.0 million, of which $1,892,692 had been paid as of August, 2012.

The Hollywood.com Business included: (i) Hollywood Media’s Hollywood.com, Inc. subsidiary, which owned the Hollywood.com website and related URLs and celebrity fan websites. Hollywood.com features in-depth movie information including movie showtimes listings, celebrity biographical data, and celebrity photos primarily obtained by Hollywood.com through licenses with third party licensors which are made available on the Hollywood.com website and mobile platform. Hollywood.com also has celebrity fan sites and a library of feature stories and interviews which incorporate photos and multimedia videos taken at entertainment events including movie premiers and award shows; and (ii) Hollywood Media’s Totally Hollywood TV, LLC subsidiary, which owned Hollywood.com Television, a free video on demand service distributed pursuant to annual affiliation agreements with certain cable operators for the distribution of movie trailers to subscribers of those cable systems. The purchase price was determined by an arms-length negotiation between a Special Committee of independent directors of Hollywood Media on the one hand and R&S Investments on the other hand. Hollywood Media does not have a significant continuing involvement in the Hollywood.com Business operations.

On August 28, 2012, (1) Hollywood Media and R&S Investments entered into an Agreement (the “R&S Agreement”) regarding the R&S Purchase Agreement, (2) Hollywood Media, Mr. Rubenstein and Ms. Silvers entered into a letter agreement regarding the R&S Agreement (the “Rubenstein Silvers Letter Agreement”), and (3) R&S Investments provided Hollywood Media with a letter regarding a contingent additional payment (the “R&S Letter”). As described below, the R&S Agreement and the Rubenstein Silvers Letter Agreement and the transactions contemplated by the R&S Agreement and the Rubenstein Silvers Letter Agreement were approved by a Special Committee of Hollywood Media’s independent directors.

Pursuant to the R&S Agreement, in exchange for R&S Investments paying Hollywood Media $2,950,000 in cash (the “Buyout Amount”), which payment has been made to Hollywood Media, R&S Investments fully satisfied all of its obligation to pay the purchase price under Section 3.1 of the R&S Purchase Agreement and any additional consideration or earnout payment under Section 3.3 of the R&S Purchase Agreement, and R&S Investments shall have no further obligations and/or liabilities (and Hollywood Media shall have no further rights and/or remedies) under Article III of the R&S Purchase Agreement or otherwise.  Accordingly, the earnout receivable from R&S Investments, LLC was $0 as of December 31, 2012.

Pursuant to the Rubenstein Silvers Letter Agreement, Mr. Rubenstein agreed that that, in connection with the transaction consummated under the R&S Agreement and in addition to the Buyout Amount, the next $280,000 of the MovieTickets.com 5% Interest (as defined in the Amended and Restated Employment Agreement dated as of December 22, 2008, between Hollywood Media and Mr. Rubenstein, as amended (the “Rubenstein Employment Agreement”)) that would be distributed by Hollywood Media to Mr. Rubenstein pursuant to the Rubenstein Employment Agreement will be retained by Hollywood Media (and not paid to Mr. Rubenstein).

In addition, pursuant to the Rubenstein Silvers Letter Agreement, Ms. Silvers agreed that, in connection with the transaction consummated under the R&S Agreement and in addition to the Buyout Amount, the next $280,000 of the MovieTickets.com 5% Interest (as defined in the Amended and Restated Employment Agreement dated as of December 22, 2008, between Hollywood Media and Ms. Silvers, as amended (the “Silvers Employment Agreement”)) that would be distributed by Hollywood Media to Ms. Silvers pursuant to the Silvers Employment Agreement will be retained by Hollywood Media (and not paid to Ms. Silvers).

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

A Special Committee of Hollywood Media’s independent directors unanimously approved the R&S Agreement and the Rubenstein Silvers Letter Agreement and determined that the transactions contemplated by the R&S Agreement and the Rubenstein Silvers Letter Agreement were advisable, fair to and in the best interests of Hollywood Media and its shareholders. In connection with approving the transactions contemplated by the R&S Agreement and the Rubenstein Silvers Letter Agreement, the Special Committee of Hollywood Media’s independent directors received a fairness opinion from a firm with experience in valuation work, which stated that as of August 28, 2012, based upon and subject to (and in reliance on) the assumptions made, matters considered and limits of such review, in each case as set forth in its opinion, the Buyout Amount to be paid by R&S Investments was fair from a financial point of view to Hollywood Media.

See Note 5, “Discontinued Operations” in the Notes to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for more information on the R&S Agreement, the Rubenstein Silvers Letter Agreement, the R&S Letter, and the related transactions.

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

The indemnification agreement was approved on behalf of the Company by a Special Committee of Hollywood Media’s independent directors.

Acquisition of Baseline LLC

On October 7, 2011, Project Hollywood LLC (“Project Hollywood”), a limited liability company owned by Baseline Holdings LLC (“Baseline Holdings”) acquired from The New York Times Company all of the membership interests of Baseline LLC. Baseline Holdings is wholly-owned by Mitchell Rubenstein, the Chairman and Chief Executive Officer of Hollywood Media, and Laurie Silvers, the Vice-Chairman, President and Secretary of Hollywood Media. Baseline LLC owns Baseline StudioSystems, a leading provider of movie and TV data services for the entertainment and motion picture industries and a licensor of information to Internet and digital media companies. Mr. Rubenstein and Ms. Silvers individually contributed $4.5 million in cash to Baseline Holdings LLC which in turn contributed $4.5 million to Project Hollywood LLC to fund the acquisition.

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

On October 27, 2011, following Project Hollywood LLC’s acquisition (on October 7, 2011) of all of the membership interests of Baseline LLC, Hollywood Media (following the unanimous approval of its independent directors) acquired a 21.74% ownership interest in Project Hollywood LLC for an investment of $1.25 million, which was based on the same per membership unit price paid by Baseline Holdings for its 78.26% ownership interest in Project Hollywood LLC. The funds contributed were used for working capital and other capital needs of the Baseline StudioSystems business. The Baseline StudioSystems business had no debt other than normal accounts payable and deferred revenue.

Distributions of $176,866 and $182,617 to Hollywood Media reduced Hollywood Media’s investment in Project Hollywood during the years ended December 31, 2011 and 2012, respectively.

The Project Hollywood LLC Limited Liability Company Agreement provided that (i) distributions of available cash would be made in accordance with the members’ percentage interests, (ii) Hollywood Media’s ownership interest in Project Hollywood LLC was subject to a right of first refusal in favor of Project Hollywood LLC and Baseline Holdings in the event Hollywood Media desired to transfer such ownership interest, (iii) if Baseline Holdings and/or its permitted transferees who together owned at least a majority of Project Hollywood LLC agreed to sell its ownership interest in Project Hollywood LLC or vote in favor of a merger or consolidation or a sale of all or substantially all of Project Hollywood’s assets, Hollywood Media was required to consent to the transaction, waive any appraisal rights, and agree to sell its ownership interest in Project Hollywood LLC on the same terms and conditions as other members; and (iv) if Baseline Holdings desired to sell its ownership interest in Project Hollywood LLC, Hollywood Media would be able to participate in such sale by selling a proportionate amount of its interest in Project Hollywood LLC.

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

On August 28, 2012, Hollywood Media entered into an Assignment and Assumption of Membership Interest and Waiver (the “Assignment”) with Baseline Holdings LLC, Project Hollywood, Mr. Rubenstein and Ms. Silvers. As described below, the Assignment and the transactions contemplated by the Assignment were approved by a Special Committee of Hollywood Media’s independent directors.

Pursuant to the Assignment, Hollywood Media assigned to Baseline Holdings all of Hollywood Media’s membership interest in Project Hollywood in exchange for total consideration of $1,800,000 (the “Project Hollywood Purchase Price”). The Project Hollywood Purchase Price has been paid as follows: (1) $1,230,500 in cash (which has been paid by Baseline Holdings to Hollywood Media), (2) Mr. Rubenstein waived his right to receive any future principal and interest owed by Key Brand Entertainment Inc. (“Key Brand”) to Hollywood Media pursuant to the Credit Agreement between Key Brand and Hollywood Media (as of August 28, 2012, Mr. Rubenstein had the right to receive 4.76% of the principal, or $404,600, and interest on account of the Credit Agreement), and (3) Ms. Silvers waived her right to receive any future principal and interest owed by Key Brand to Hollywood Media under the Credit Agreement (as of August 28, 2012, Ms. Silvers has the right to receive 1.94% of the principal, or $164,900, and interest on account of the Credit Agreement). Hollywood Media recorded the fair value of the waivers by Mr. Rubenstein and Ms. Silvers in the long term portion of “Other Assets” in the consolidated balance sheets of Hollywood Media included in Part II, Item 8 of this Annual Report on Form 10-K.

As a result of the waivers by Mr. Rubenstein and Ms. Silvers described in the preceding paragraph, after August 28, 2012, Hollywood Media will retain all payments of principal and interest made by Key Brand under the Theatre Direct Credit Agreement. As of August 28, 2012, the principal balance due under the Credit Agreement was $8,500,000. As of October 5, 2012, the principal balance due under the Loan increased to $15,500,000 as a result of the achievement of the revenue threshold for the Second $7 Million Earnout in the Purchase Agreement.

A Special Committee of Hollywood Media’s independent directors unanimously approved the Assignment and determined that the transactions contemplated by the Assignment were advisable, fair to and in the best interests of Hollywood Media and its shareholders. In connection with approving the transactions contemplated by the Assignment, the Special Committee of Hollywood Media’s independent directors received a fairness opinion from a firm with experience in valuation work, which stated that as of August 28, 2012, based upon and subject to (and in reliance on) the assumptions made, matters considered and limits of such review, in each case as set forth in its opinion, the Project Hollywood Purchase Price was fair from a financial point of view to Hollywood Media.

Resolution of Dispute with The Estate of Martin H. Greenberg

On February 8, 2012, Hollywood Media resolved its dispute with The Estate of Martin H. Greenberg (the “Greenberg Estate”) over the life insurance policy payments that were received as a result of Dr. Martin Greenberg’s death. Prior to Dr. Greenberg’s death, Dr. Greenberg had served as the Chief Executive Partner of Tekno Books (which was 51% owned by Hollywood Media prior to the resolution of such dispute).

As a result of such resolution, effective as of December 30, 2011, the Greenberg Estate and Rosalind M. Greenberg (Dr. Greenberg’s widow) waived any right, entitlement or claim they may have to a $1.5 million key-man life insurance policy payment, Tekno Books and Hollywood Media waived any right, entitlement or claim they may have to a $500,000 life insurance policy payment received by Rosalind M. Greenberg, and the Greenberg Estate transferred its 49% partnership and ownership interest in Tekno Books to Hollywood Media for no additional consideration pursuant to an Assignment of General Partnership Interest. Following such transfer, Hollywood Media owns 100% of Tekno Books.

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

Item 14. Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm’s Fees and Services

The following table shows fees billed to Hollywood Media by its independent registered public accounting firms, Marcum, LLP and Kaufman Rossin & Co., P.A., for each of the two fiscal years ended December 31, 2012 and 2011, respectively, for services rendered in the specified categories indicated below.

Type of Fees	2012	2011
Audit Fees (1)	$290,600	$150,000
Audit-Related Fees	15,000	15,000
Tax Fees	—	—
All Other Fees	—	—
Total	$305,600	$165,000

(1) 2012 consists of audit fees for Marcum, LLP of $125,000 and audit fees for Kaufman Rossin & Co., P.A. of $165,600.

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

For each of the two fiscal years ended December 31, 2012 and 2011, respectively, and through the date of this Form 10-K, the Audit Committee has not adopted pre-approval policies covering such periods or future periods.  Accordingly, any services provided by our principal auditing firm during the period January 1, 2011 through the date of this Form 10-K were approved by the Audit Committee on a case-by-case basis.  However, in the future the Audit Committee may adopt pre-approval policies and procedures in accordance with applicable rules.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

•	Reports of Independent Registered Public Accounting Firms

•	Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011

•	Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011

•	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2012 and 2011

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011

•	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes thereto described in Item 15(a)(1) above.

3. Exhibits

The Exhibits listed below are filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description	Location of Exhibit

2.1	Stock Purchase Agreement dated as of December 22, 2009, by and between Hollywood Media Corp. and Key Brand Entertainment Inc., as amended by Amendment No. 1 to Stock Purchase Agreement, dated as of January 13, 2010, by and between Hollywood Media Corp. and Key Brand Entertainment Inc., as further amended by Amendment No. 2 to Stock Purchase Agreement, dated as of January 21, 2010, by and between Hollywood Media Corp. and Key Brand Entertainment Inc., as further amended by Amendment No. 3 to Stock Purchase Agreement, dated as of April 9, 2010, by and between Hollywood Media Corp. and Key Brand Entertainment Inc.	(32)

2.2	Amendment No. 4 to Stock Purchase Agreement, dated as of April 22, 2012, by and between Key Brand Entertainment Inc. and Hollywood Media Corp.	(45)

3.1	Third Amended and Restated Articles of Incorporation.	(1)

3.2	Articles of Amendment to Articles of Incorporation of Hollywood Media Corp. for Designation of Preferences, Rights and Limitations of Series E Junior Preferred Stock.	(2)

3.3	Amended and Restated Bylaws of Hollywood Media Corp., dated as of September 1, 2006.	(3)

4.1	Form of Common Stock Certificate.	(4)

4.2	Amended and Restated Rights Agreement dated as of August 23, 1996 between Hollywood Media Corp. (f/k/a Big Entertainment, Inc.) and American Stock Transfer & Trust Company, as Rights Agent.	(5)

4.3	Amendment No. 1, dated as of December 9, 2002, to Amended and Restated Rights Amendment dated as of August 23, 1996 between Hollywood Media Corp. and American Stock Transfer & Trust Company.	(6)

4.4	Amendment No. 2, dated as of September 1, 2006, to the Amended and Restated Rights Agreement dated as of August 23, 1996, as amended December 9, 2002, between Hollywood Media Corp. and American Stock Transfer & Trust Company.	(7)

4.5	Amendment No. 3, dated as of January 13, 2011, to the Amended and Restated Rights Agreement dated as of August 23, 1996, as amended by Amendment No. 1 dated as of December 9, 2002 and Amendment No. 2 dated as of September 1, 2006, between Hollywood Media Corp. and American Stock Transfer & Trust Company	(36)

4.6	Amendment No. 4, dated as of September 2, 2011, to the Amended and Restated Rights Agreement, dated as of August 23, 1996, as amended by Amendment No. 1, dated as of December 9, 2002, Amendment No. 2, dated as of September 1, 2006, and Amendment No. 3, dated as of January 13, 2011, by and between Hollywood Media Corp. and American Stock Transfer & Trust Company, LLC.	(38)

4.7	Amendment No. 5, dated as of September 16, 2011, to the Amended and Restated Rights Agreement, dated as of August 23, 1996, as amended by Amendment No. 1, dated as of December 9, 2002, Amendment No. 2, dated as of September 1, 2006, Amendment No. 3, dated as of January 13, 2011 and Amendment No. 4, dated as of September 2, 2011, by and between Hollywood Media Corp. and American Stock Transfer & Trust Company, LLC.	(39)

10.1	Compensatory Plans, Contracts and Arrangements:

	(a) 1993 Stock Option Plan, as amended effective October 1, 1999.	(8)

	(b) Directors Stock Option Plan, as amended effective May 1, 2003.	(9)

	(c) 2000 Stock Incentive Plan, as amended October 30, 2003.	(10)

	(d) 2004 Stock Incentive Plan.	(11)

	(e) Hollywood Media Corp. 401(k) Retirement Savings Plan, dated as of September 16, 2004 (the “Plan”); Amendment to the Plan, dated as of September 16, 2004; related Volume Submitter (Cross-Tested Defined Contribution Plan and Trust); EGTRRA Amendment to the Plan and Post-EGTRRA Amendment to the Plan, dated as of September 16, 2004.	(12)

	(f) Amendment to Hollywood Media Corp. 401(k) Retirement Savings Plan, dated June 16, 2005.	(13)

	(g) Amended and Restated Employment Agreement, dated as of December 22, 2008, by and between Hollywood Media Corp. and Mitchell Rubenstein.	(14)

	(h) Amended and Restated Employment Agreement, dated as of December 22, 2008, by and between Hollywood Media Corp. and Laurie S. Silvers.	(15)

	(i) Amendment to Amended and Restated Employment Agreement, dated as of December 23, 2009, by and between Hollywood Media Corp. and Mitchell Rubenstein.	(29)

	(j) Amendment to Amended and Restated Employment Agreement, dated as of December 23, 2009, by and between Hollywood Media Corp. and Laurie S. Silvers.	(30)

	(k) Amendment No. 2 to Amended and Restated Employment Agreement, dated as of May 13, 2011 by and between Hollywood Media Corp. and Mitchell Rubenstein	(40)

	(l) Amendment No. 2 to Amended and Restated Employment Agreement, dated as of May 13, 2011 by and between Hollywood Media Corp. and Laurie S. Silvers.	(41)

	(m) Amended and Restated Employment Agreement, dated as of August 9, 2006, by and between Hollywood Media Corp. and Scott Gomez.	(16)

10.2	Agreement for the Sale and Purchase of UK Theatres Online Limited and other Companies, dated November 22, 2005, by and among Cinemasource UK Limited, Jeffrey Spector and the other shareholders party thereto.	(17)

10.3	Agreement for the Sale and Purchase of CinemasOnline Limited, dated November 22, 2005, by and between Mitchell Clifford Cartwright and Cinemasource UK Limited.	(18)

10.4	Note Purchase Agreement, dated as of November 22, 2005, by and among Hollywood Media Corp. and each of the Purchasers, including the forms of Notes and Warrants issued to the Purchasers and the form of registration rights agreement.	(19)

10.5	Registration Rights Agreement dated November 23, 2005 by and among Hollywood Media Corp. and the investors signatory thereto.	(20)

10.6	Letter agreements dated March 15, 2006, by and between Hollywood Media Corp. and each of the holders of its 8% Senior Unsecured Notes dated November 23, 2005.	(21)

10.7	Form of Common Stock Purchase Warrants dated March 15, 2006, issued to the Holders of Hollywood Media Corp.’s 8% Senior Unsecured Notes dated November 23, 2005.	(22)

10.8	Stock Purchase Agreement, dated as of August 25, 2006, by and between The New York Times Company and Hollywood Media Corp.	(23)

10.9	Asset Purchase Agreement, dated as of February 1, 2007, by and among Theatre Direct NY, Inc., Showtix LLC and each of the members of Showtix LLC.	(24)

10.10	Asset Purchase Agreement, dated as of August 24, 2007, by and among Hollywood Media Corp., Showtimes.com, Inc. Brett West and West World Media, LLC.	(25)

10.11	Purchase Agreement dated as of August 21, 2008, between Hollywood Media Corp. and R&S Investments, LLC.	(26)

10.12	Transition Services Agreement dated as of August 21, 2008 between Hollywood Media Corp., Hollywood.com, LLC and Totally Hollywood TV, LLC.	(27)

10.13	Amendment to Purchase Agreement dated September 30, 2009 between Hollywood Media Corp. and R&S Investments, LLC.	(31)

10.14	Second Amendment to Purchase Agreement dated as of May 11, 2012 between Hollywood Media Corp. and R&S Investments, LLC.	(50)

10.15	Escrow Agreement, dated as of December 22, 2009, by and between Hollywood Media Corp., Key Brand Entertainment Inc. and The Bank of New York Mellon.	(28)

10.16	Second Lien Credit, Security and Pledge Agreement, dated as of December 15, 2010, by and among Key Brand Entertainment Inc., Theatre Direct NY, Inc. and Hollywood Media Corp.	(33)

10.17	Amendment No. 1 to Second Lien Credit, Security and Pledge Agreement, dated as of April 22, 2012, by and among Key Brand Entertainment Inc., Theatre Direct NY, Inc., and Hollywood Media Corp.	(46)

10.18	Amendment No. 2 to Second Lien Credit, Security and Pledge Agreement, dated as of December 31, 2012, by and among Key Brand Entertainment Inc., Theatre Direct NY, Inc., and Hollywood Media Corp.	(56)

10.19	Subordination and Intercreditor Agreement, dated as of December 15, 2010, by and among JPMorgan Chase Bank, N.A., Hollywood Media Corp. and Key Brand Entertainment Inc.	(34)

10.20	Amendment No. 1 to Subordination and Intercreditor Agreement, dated as of April 22, 2012, among JPMorgan Chase Bank, N.A., Hollywood Media Corp., and Key Brand Entertainment Inc.	(47)

10.21	Subordination and Intercreditor Agreement, dated as of December 31, 2012, among Terido LLP, Hollywood Media Corp., and Key Brand Entertainment Inc.	(57)

10.22	Warrant to Purchase Shares of Common Stock of Theatre Direct NY, Inc. dated December 15, 2010	(35)

10.23	Amendment to the Warrant to Purchase Shares of Common Stock of Theatre Direct NY, Inc. dated December 31, 2012	(58)

10.24	Agreement, dated as of October 7, 2010, among Hollywood Media Corp. and Baker Street Capital L.P., Baker Street Capital Management, LLC and Vadim Perelman	(37)

10.25	Indemnification Agreement, dated as of February 2, 2011, between Hollywood Media Corp. and R&S Investments, LLC	(42)

10.26	Project Hollywood LLC Limited Liability Company Agreement dated October 27, 2011, between Hollywood Media Corp. and Baseline Holdings LLC.	(43)

10.27	Share Purchase Agreement, dated as of May 1, 2012, between Hollywood Media Corp. and Orchard Advertising Limited	(48)

10.28	Share Charge Deed, dated as of May 1, 2012, between Hollywood Media Corp. and Orchard Advertising Limited	(49)

10.29	Assignment and Assumption of Membership Interest and Waiver dated as of August 28, 2012 among Hollywood Media Corp., Baseline Holdings LLC, Project Hollywood LLC, Mitchell Rubenstein and Laurie S. Silvers.	(51)

10.30	Agreement dated as of August 28, 2012 between Hollywood Media Corp. and R&S Investments, LLC.	(52)

10.31	Letter Agreement dated as of August 28, 2012 among Hollywood Media Corp., Mitchell Rubenstein and Laurie S. Silvers.	(53)

10.32	Letter dated as of August 28, 2012 from R&S Investments, LLC to Hollywood Media Corp. regarding a contingent additional payment.	(54)

16.1	Letter dated October 15, 2012 from Kaufman, Rossin & Co., P.A. to the Securities and Exchange Commission.	(55)

21.1	Subsidiaries of Hollywood Media.	*

23.1	Consent of Marcum LLP Independent Registered Public Accounting Firm.	*

23.2	Consent of Kaufman Rossin & Co., P.A., Independent Registered Accounting Firm.	*

31.1	Certification of Chief Executive Officer (principal executive officer) pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.	*

31.2	Certification of Chief Financial Officer and Chief Accounting Officer (principal financial and accounting officer) pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.	*

32.1	Certification of Chief Executive Officer (principal executive officer) pursuant to 18 U.S.C. 1350.	*

32.2	Certification of Chief Financial Officer and Chief Accounting Officer (principal financial and accounting officer) pursuant to 18 U.S.C. 1350.	*

99.1	Assignment of General Partnership Interest, effective as of December 30, 2011, by and between The Estate of Martin H. Greenberg and Hollywood Media Corp.	(44)

101**	The following financial information from Hollywood Media Corp.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011, (iii) Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.	+

*	Filed as an exhibit to this Annual Report on Form 10-K.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

+	Submitted electronically with this Annual Report on Form 10-K.

(1)	Incorporated by reference from Exhibit 3.1 filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2000 (File/Film No.: 001-14332/1591887) filed April 2, 2001.

(2)	Incorporated by reference from Exhibit 3.1 filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File/Film No.: 001-14332/041147084) filed November 15, 2004.

(3)	Incorporated by reference from Exhibit 3.1 filed with Hollywood Media’s Current Report on Form 8-K (File/Film No.: 001-14332/061074750) filed on September 5, 2006.

(4)	Incorporated by reference from the exhibit filed with Hollywood Media’s Registration Statement on Form SB-2 (No. 33-69294).

(5)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K (File/Film No.: 001-14332/99731206) filed on October 20, 1999.

(6)	Incorporated by reference from Exhibit 10.1 filed with Hollywood Media’s Current Report on Form 8-K (File/Film No.: 001-14332/02852890) filed on December 10, 2002.

(7)	Incorporated by reference from Exhibit 4.1 filed with Hollywood Media’s Current Report on Form 8-K (File/Film No.: 001-14332/061074750) filed on September 5, 2006.

(8)	Incorporated by reference from Exhibit 10.1(e) filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 1999 (File/Film No.: 001-14332/589848) filed March 31, 2000.

(9)	Incorporated by reference from Appendix B to Hollywood Media’s Proxy Statement filed on November 13, 2003 for its 2003 Annual Meeting of Shareholders (File/Film No.: 001-14332/03997569).

(10)	Incorporated by reference from Appendix C to Hollywood Media’s Proxy Statement filed on November 13, 2003 for its 2003 Annual Meeting of Shareholders (File/Film No.: 001-14332/03997569).

(11)	Incorporated by reference from Appendix B to Hollywood Media’s Proxy Statement filed on November 4, 2004 for its 2004 Annual Meeting of Shareholders (File/Film No.: 001-14332/041120579).

(12)	Incorporated by reference from Exhibits 10.1 through 10.4 filed with Hollywood Media’s Current Report on Form 8-K (File/Film No.: 001-14332/041034809) filed on September 17, 2004.

(13)	Incorporated by reference from Exhibit 10.5 filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File/Film No.: 001-14332/051011105) filed on August 9, 2005.

(14)	Incorporated by reference from Exhibit 10.1 filed with Hollywood Media’s Current Report on Form 8-K (File/Film No.: 001-14332/081272762 ) filed on December 29, 2008.

(15)	Incorporated by reference from Exhibit 10.2 filed with Hollywood Media’s Current Report on Form 8-K (File/Film No.: 001-14332/081272762 ) filed on December 29, 2008.

(16)	Incorporated by reference from Exhibit 10.3 filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File/Film No.: 001-14332/061018473) filed on August 9, 2006.

(17)	Incorporated by reference from Exhibit 10.1 filed with Hollywood Media’s Current Report on Form 8-K (File/Film No.: 001-14332/051227203) filed on November 28, 2005.

(18)	Incorporated by reference from Exhibit 10.2 filed with Hollywood Media’s Current Report on Form 8-K (File/Film No.: 001-14332/051227203) filed on November 28, 2005.

(19)	Incorporated by reference from Exhibit 10.3 filed with Hollywood Media’s Current Report on Form 8-K (File/Film No.: 001-14332/051227203) filed on November 28, 2005.

(20)	Incorporated by reference from Exhibit 4.6 filed with Hollywood Media’s Registration Statement on Form S-3 (No. 333-130903).

(21)	Incorporated by reference from Exhibit 10.1 filed with Hollywood Media’s Current Report on Form 8-K (File/Film No.: 001-14332/06692013) filed on March 16, 2006.

(22)	Incorporated by reference from Exhibit 10.2 filed with Hollywood Media’s Current Report on Form 8-K (File/Film No.: 001-14332/06692013) filed on March 16, 2006.

(23)	Incorporated by reference from Exhibit 10.1 filed with Hollywood Media’s Current Report on Form 8-K (File/Film No.: 001-14332/061057226) filed on August 28, 2006.

(24)	Incorporated by reference from Exhibit 10.1 filed with Hollywood Media’s Current Report on Form 8-K (File/Film No.: 001-14332/07582532) filed on February 6, 2007.

(25)	Incorporated by reference from Exhibit 10.1 filed with Hollywood Media’s Form 8-K (File/Film No.: 001-14332/071092197) filed on August 30, 2007.

(26)	Incorporated by reference from Exhibit 10.1 filed with Hollywood Media’s Form 8-K (File/Film No.: 001-14332/081040550) filed on August 27, 2008.

(27)	Incorporated by reference from Exhibit 10.2 filed with Hollywood Media’s Form 8-K (File/Film No.: 001-14332/081040550) filed on August 27, 2008.

(28)	Incorporated by reference from Exhibit 2.2 filed with Hollywood Media Corp’s Form 8-K (File/Film No.: 001-14332/ 091262820) filed on December 29, 2009.

(29)	Incorporated by reference from Exhibit 10.1 filed with Hollywood Media Corp’s Form 8-K (File/Film No.: 001-14332/ 091262820) filed on December 29, 2009.

(30)	Incorporated by reference from Exhibit 10.2 filed with Hollywood Media Corp’s Form 8-K (File/Film No.: 001-14332/ 091262820) filed on December 29, 2009.

(31)	Incorporated by reference from Exhibit 10.1 filed with Hollywood Media Corp’s Form 8-K (File/Film No.: 001-14332/ 091106205) filed on October 5, 2009.

(32)	Incorporated by reference from Annex A to Hollywood Media’s Definitive Proxy Statement filed on October 20, 2010 for the Special Meeting of Shareholders held on December 10, 2010 (File/Film No.: 001-14332/101133393).

(33)	Incorporated by reference from Exhibit 10.1 filed with Hollywood Media’s Form 8-K (File/Film No.: 001-14332/101255059) filed December 16, 2010.

(34)	Incorporated by reference from Exhibit 10.2 filed with Hollywood Media’s Form 8-K (File/Film No.: 001-14332/101255059) filed December 16, 2010.

(35)	Incorporated by reference from Exhibit 10.3 filed with Hollywood Media’s Form 8-K (File/Film No.: 001-14332/101255059) filed December 16, 2010.

(36)	Incorporated by reference from Exhibit 4.1 filed with Hollywood Media’s Form 8-K (File/Film No.: 001-14332/ 11528851) filed January 14, 2011.

(37)	Incorporated by reference from Exhibit 10.1 filed with Hollywood Media’s Form 8-K (File/Film No.: 001-14332/ 11528851) filed January 14, 2011.

(38)	Incorporated by reference from Exhibit 4.1 filed with Hollywood Media’s Form 8-K (File/Film No.: 001-14332/ 111073694) filed September 2, 2011.

(39)	Incorporated by reference from Exhibit 4.1 filed with Hollywood Media’s Form 8-K (File/Film No.: 001-14332/ 111095802) filed September 16, 2011.

(40)	Incorporated by reference from Exhibit 10.1 filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File/Film No.: 001-14332/ 11847554) filed May 16, 2011.

(41)	Incorporated by reference from Exhibit 10.2 filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File/Film No.: 001-14332/ 11847554) filed May 16, 2011.

(42)	Incorporated by reference from Exhibit 10.20 filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2010 (File/Film No.: 001-14332/ 11760405) filed April 14, 2011.

(43)	Incorporated by reference from Exhibit 10.1 filed with Hollywood Media’s Form 8-K (File/Film No.: 001-14332/ 111163361) filed October 28, 2011.

(44)	Incorporated by reference from Exhibit 99.1 filed with Hollywood Media’s Form 8-K (File/Film No.: 001-14332/ 12599088) filed February 13, 2012.

(45)	Incorporated by reference from Exhibit 2.1 filed with Hollywood Media’s Form 8-K (File/Film No.: 001-14332/ 12777791) filed April 25, 2012.

(46)	Incorporated by reference from Exhibit 10.1 filed with Hollywood Media’s Form 8-K (File/Film No.: 001-14332/ 12777791) filed April 25, 2012.

(47)	Incorporated by reference from Exhibit 10.2 filed with Hollywood Media’s Form 8-K (File/Film No.: 001-14332/ 12777791) filed April 25, 2012.

(48)	Incorporated by reference from Exhibit 10.1 filed with Hollywood Media’s Form 8-K/A (File/Film No.: 001-14332/ 12844591) filed May 15, 2012.

(49)	Incorporated by reference from Exhibit 10.2 filed with Hollywood Media’s Form 8-K/A (File/Film No.: 001-14332/ 12844591) filed May 15, 2012.

(50)	Incorporated by reference from Exhibit 10.1 filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File/Film No.: 001-14332/ 12845292) filed May 15, 2012.

(51)	Incorporated by reference from Exhibit 10.1 filed with Hollywood Media’s Form 8-K (File/Film No.: 001-14332/ 121071119) filed September 4, 2012.

(52)	Incorporated by reference from Exhibit 10.2 filed with Hollywood Media’s Form 8-K (File/Film No.: 001-14332/ 121071119) filed September 4, 2012.

(53)	Incorporated by reference from Exhibit 10.3 filed with Hollywood Media’s Form 8-K (File/Film No.: 001-14332/ 121071119) filed September 4, 2012.

(54)	Incorporated by reference from Exhibit 10.4 filed with Hollywood Media’s Form 8-K (File/Film No.: 001-14332/ 121071119) filed September 4, 2012.

(55)	Incorporated by reference from Exhibit 16.1 filed with Hollywood Media’s Form 8-K (File/Film No.: 001-14332/ 121150533) filed October 18, 2012.

(56)	Incorporated by reference from Exhibit 10.1 filed with Hollywood Media’s Form 8-K (File/Film No.: 001-14332/ 121293702) filed December 31, 2012.

(57)	Incorporated by reference from Exhibit 10.2 filed with Hollywood Media’s Form 8-K (File/Film No.: 001-14332/ 121293702) filed December 31, 2012.

(58)	Incorporated by reference from Exhibit 10.3 filed with Hollywood Media’s Form 8-K (File/Film No.: 001-14332/ 121293702) filed December 31, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLYWOOD MEDIA CORP.

Date: April 1, 2013	By:	/s/ Mitchell Rubenstein
Mitchell Rubenstein, Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 1, 2013	/s/ Mitchell Rubenstein
Mitchell Rubenstein, Chairman of the Board and
Chief Executive Officer (Principal executive officer)

Date: April 1, 2013	/s/ Laurie S. Silvers
Laurie S. Silvers, Vice Chairman of the Board,
President and Secretary

Date: April 1, 2013	/s/ Tammy G. Hedge
Tammy G. Hedge, Chief Financial Officer
(Principal financial and accounting officer)

Date: April 1, 2013	/s/ Harry T. Hoffman
Harry T. Hoffman, Director

Date: April 1, 2013	/s/ Robert Epstein
Robert Epstein, Director

Date: April 1, 2013	/s/ Stephen Gans
Stephen Gans, Director

