Form 10-Q
period 2013-03-31
HOLLYWOOD MEDIA CORP
filed 2013-05-14
CIK 912544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 13, 2013, there were 22,651,766 shares of the registrant’s common stock, $.01 par value, outstanding.

HOLLYWOOD MEDIA CORP.

Table of Contents

		Page(s)
PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	3

	Condensed Consolidated Statements of Operations (unaudited) for the Three Months ended March 31, 2013 and 2012	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months ended March 31, 2013 and 2012	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6-22

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22-37

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	38

ITEM 4.	CONTROLS AND PROCEDURES	38

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	39

ITEM 1A.	RISK FACTORS	39

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	39-41

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	41

ITEM 4.	MINE SAFETY DISCLOSURES	41

ITEM 5.	OTHER INFORMATION	41

ITEM 6.	EXHIBITS	41

[2]

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,946,831	$11,378,519
Prepaid expenses	688,016	329,915
Other receivables	74,885	75,105
Notes receivable, current	1,466,253	1,375,545
Related party receivable	30,929	37,287
Current portion of deferred compensation	430,000	430,000
Total current assets	12,636,914	13,626,371

PROPERTY AND EQUIPMENT, net	299,034	240,645
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED INVESTEES	138,222	138,384
INTANGIBLE ASSETS, net	6,574	8,683
GOODWILL	6,200,000	6,200,000
OTHER ASSETS	727,982	727,982
NOTES RECEIVABLE, less current portion	4,320,322	4,455,106
WARRANT	700,000	700,000
DEFERRED COMPENSATION, less current portion	411,151	518,651
TOTAL ASSETS	$25,440,199	$26,615,822

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$612,814	$414,123
Accrued expenses and other	677,321	1,036,788
Deferred revenue	108,169	111,669
Current portion of capital lease obligations	18,510	16,255
Total current liabilities	1,416,814	1,578,835

CAPITAL LEASE OBLIGATIONS, less current portion	32,295	2,152
OTHER DEFERRED LIABILITY	258	355
DEFERRED REVENUE	9,000	14,000
DERIVATIVE LIABILITIES	60,000	60,000

TOTAL LIABILITIES	1,518,367	1,655,342

COMMITMENTS AND CONTINGENCES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none outstanding
Common stock, $.01 par value, 100,000,000 shares authorized; 22,651,766 and 23,162,466	-	-
shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	226,518	231,625
Additional paid-in capital	292,847,044	293,591,903
Accumulated deficit	(269,151,730)	(268,863,048)
Total shareholders’ equity	23,921,832	24,960,480
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$25,440,199	$26,615,822

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

[3]

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2013	2012

NET REVENUES	$81,059	$176,834

OPERATING COSTS AND EXPENSES
Editorial, production, development and technology	57,498	125,104
Selling, general and administrative	941,044	504,846
Payroll and benefits	431,246	398,721
Depreciation and amortization	21,134	37,594

Total operating costs and expenses	1,450,922	1,066,265

Loss from operations	(1,369,863)	(889,431)

(LOSSES) EARNINGS OF UNCONSOLIDATED INVESTEES	(152)	71,797

OTHER INCOME (EXPENSE)
Interest, net	493,300	253,037
Accretion of discount, net of allowance for uncollectability	610,479	-
Other, net	538	(33,877)
Total other income	1,104,317	219,160

Loss from continuing operations before income taxes	(265,698)	(598,474)
Income tax (expense)	(22,984)	-
Loss from continuing operations	(288,682)	(598,474)

Gain on sale of discontinued operations, net of income taxes	-	197,517
Loss from discontinued operations	-	(11,582)

Income from discontinued operations	-	185,935

Net loss	(288,682)	(412,539)

Basic and diluted income (loss) per common share
Continuing operations	$(0.01)	$(0.03)
Discontinued operations	-	0.01
Total basic and diluted net loss per share	$(0.01)	$(0.02)

Weighted average common and common equivalent shares outstanding - basic and diluted	22,776,185	23,179,066

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of operations.

[4]

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(288,682)	$(412,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations	-	(185,935)
Depreciation and amortization	21,134	37,594
Accretion of discount, net of allowance for uncollectability	(610,479)	-
Equity in losses of unconsolidated investees, net of distributions or dividends	152	(2,228)
Amortization of deferred compensation costs - officers	107,500	107,500
Loss on disposal of fixed assets	1,069	-

Changes in assets and liabilities:
Prepaid expenses	(358,101)	62,040
Other receivables	220	76,227
Related party receivable	6,358	27,975
Other assets	(4,093)	200
Accounts payable	198,691	6,942
Accrued expenses and other	(359,467)	(96,056)
Deferred revenue	(8,500)	(94,265)
Other deferred liability	(97)	(5,456)
Net cash used in operating activities – Continuing operations	(1,294,295)	(478,001)
Net cash provided by operating activities – Discontinued operations	-	1,199
Net cash used in operating activities	(1,294,295)	(476,802)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(40,784)	(16,890)
Net proceeds from sale of assets and businesses	-	155,511
Cash received on notes receivable	658,654	-
Net cash provided by investing activities	617,870	138,621

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under capital lease obligations	(5,297)	(6,753)
Purchase of Company stock	(749,966)	-
Net cash used in financing activities	(755,263)	(6,753)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,431,688)	(344,934)

CASH AND CASH EQUIVALENTS, beginning of period	$11,378,519	$3,683,063

CASH AND CASH EQUIVALENTS, end of period	$9,946,831	$3,338,129

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES AND NON-CASH FINANCING ACTIVITIES:
Interest paid	$2,299	$2,154
Income taxes paid	$423,613	$38,000
Non-cash capital leases	$37,695	$-

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

[5]

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)	BASIS OF PRESENTATION AND CONSOLIDATION:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by Hollywood Media Corp. (“Hollywood Media”, “our” or “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The accompanying financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly Hollywood Media’s condensed consolidated financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2013 and the cash flows for the three months ended March 31, 2013 are not necessarily indicative of the results of operations or cash flows for the remainder of 2013. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission.

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

The weighted average number of common shares issuable upon conversion of convertible securities and upon exercise of outstanding options and warrants totaled 75,000 shares for the three months ended March 31, 2013 and such shares were excluded from the calculation of basic and diluted loss per share for the three months ended March 31, 2013 because their impact was anti-dilutive to the loss per share from continuing operations. Unvested shares are not included in the basic calculation until vesting occurs and are not included in the diluted calculation because they are anti-dilutive. There were no unvested shares as of March 31, 2013 and 2012, respectively.

[6]

	For the Three Months
	Ended March 31,
	2013	2012

Basic weighted average shares outstanding	22,776,185	23,179,066
Effect of dilutive unvested restricted stock	-	-
Dilutive weighted average shares outstanding	22,776,185	23,179,066

Options to purchase shares of Common Stock and other stock-based awards outstanding which are not included in the calculation of diluted income (loss) per share because their impact is anti-dilutive	75,000	75,000

Segment Information

ASC Topic No. 280, “Segment Reporting”, establishes standards for reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. ASC Topic No. 280 has been applied to the information appearing in Note 6, “Segment Reporting.”

Derivative Instruments

The Company records derivative instruments at fair value in our accompanying condensed consolidated balance sheet with changes in the fair values of those instruments reported in earnings in our condensed consolidated results of operations. The Company does not hold any derivative instruments that reduce risk associated with hedging exposure, accordingly the Company has not designated any of its derivatives liability financial instruments as hedge instruments.

Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2012-04, ''Technical Corrections and Improvements" in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have a material impact on our financial position or results of operations.

(3)	DISCONTINUED OPERATIONS:

Sale of Broadway Ticketing Division to Key Brand Entertainment, Inc.

On December 15, 2010, Hollywood Media completed the sale of its Broadway Ticketing Division (the "Broadway Sale”) through the sale of all of the outstanding capital stock of Theatre Direct NY, Inc. (“Theatre Direct”) to Key Brand Entertainment Inc. (“Key Brand”), as contemplated by the Stock Purchase Agreement, dated as of December 22, 2009, as amended, entered into between Hollywood Media and Key Brand (as amended, the "Purchase Agreement”). There are no material relationships among Hollywood Media and Key Brand or any of their respective affiliates other than in respect of the Purchase Agreement and the related ancillary agreements.

[7]

Pursuant to the Purchase Agreement, at the closing of the Broadway Sale, (a) Hollywood Media received (i) $20,530,102 in cash (including $530,102 pursuant to the estimated working capital adjustment described in the Purchase Agreement), (ii) an $8,500,000 note (the "Loan”) from Key Brand pursuant to a Second Lien Credit, Security and Pledge Agreement, dated as of December 15, 2010 (as amended, the “Credit Agreement”), pursuant to which Key Brand is obligated to pay Hollywood Media interest at a rate of 12% per annum, with the Loan maturing on December 15, 2015, which Loan is secured on a second lien basis by all stock and assets of Theatre Direct and its subsidiaries, and (iii) a warrant to purchase 5% of the outstanding shares of common stock of Theatre Direct as of the closing date on a fully diluted basis at an exercise price of $.01 per share (as amended, the “Warrant”), and (b) Key Brand assumed $1,600,000 of liabilities associated with employment agreements with certain employees of Theatre Direct. In addition, Hollywood Media was entitled to receive earnout payments (the "Earnout”) of up to $14,000,000, in two $7,000,000 tranches, contingent upon Theatre Direct and its subsidiaries achieving certain revenue targets during the period from the closing date through the end of the 10th full fiscal year following the closing date as set forth in the Purchase Agreement.

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

On March 14, 2011, Hollywood Media delivered to Key Brand a closing statement setting forth Hollywood Media’s calculation of Theatre Direct’s working capital as of the closing date of the Broadway Sale determined in the manner described in the Purchase Agreement. Pursuant to such closing statement, Hollywood Media accrued $3,702,620 as a working capital adjustment as of December 31, 2010 under the Purchase Agreement which included $530,102 related to the estimated working capital delivered at closing by Key Brand. The working capital adjustment of $3,734,106 was paid on March 22, 2011.

April 2012 Amendments to the Broadway Sale Purchase Agreement, the Credit Agreement and the JPM Intercreditor Agreement

On April 22, 2012, Hollywood Media entered into Amendment No. 4 to the Purchase Agreement (the “Fourth Purchase Agreement Amendment”). Pursuant to the Fourth Purchase Agreement Amendment, Hollywood Media consented to the contribution of the “group sales” business (but not the Broadway.com consumer ticketing business) owned by Key Brand to a newly formed joint venture (the “Group Sales JV”; such contribution, the “Group Sales Contribution”). The balance of the business sold to Key Brand under the terms of the Purchase Agreement, which included Broadway.com, remained at Key Brand and Theatre Direct. As part of the Fourth Purchase Agreement Amendment, Key Brand agreed to pay the first $7,000,000 earnout amount (the “First $7 Million Earnout”) to Hollywood Media on or before October 1, 2012 regardless of the actual revenues of Theatre Direct and its subsidiaries for the fiscal year of Key Brand ending June 30, 2012. The First $7 Million Earnout amount was paid by Key Brand to Hollywood Media on October 1, 2012 and was recorded upon collection of the $7,000,000 received on October 1, 2012. In addition, the revenue calculation for the second $7,000,000 earnout amount (the “Second $7 Million Earnout”) was modified to exclude “group sales” (and the revenues of the new joint venture conducting such business) and the revenue target for the Second $7 Million Earnout was reduced from $150 million to $123 million accordingly. On October 5, 2012, Hollywood Media received written notice from Key Brand that Theatre Direct achieved the revenue target for the Second $7 Million Earnout in Key Brand’s fiscal year ended June 30, 2012. Accordingly, pursuant to the Fourth Purchase Agreement Amendment, the Second $7 Million Earnout was added as of October 5, 2012 to the principal amount of the Loan under the Credit Agreement. As of October 5, 2012, pursuant to the Credit Agreement, interest at a rate of 12% per annum and principal on the $7,000,000 portion of the Loan will be amortized over the term of the Credit Agreement in equal quarterly installments. As a result of the Second $7 Million Earnout being added to the $8,500,000 principal amount of the Loan, the principal amount of the Loan due Hollywood Media by Key Brand was $15,500,000 as of October 5, 2012.

[8]

Hollywood Media initially recorded the Second $7 Million Earnout at a fair value of $4,500,000, which reflects a $2,500,000 discount.  Hollywood Media will amortize the $2,500,000 discount under the effective interest method.  Amortization under the effective interest method is included in "Accretion of discount, net of allowance for uncollectability" in the accompanying unaudited condensed consolidated statements of operations.  On December 31, 2012, Hollywood Media received a scheduled payment under the Loan in the amount of $1,002,128, which included a principal payment of $538,462, an interest payment of $203,000 on the $7,000,000 portion of the Loan and $260,666 of interest on the $8,500,000 portion of the Loan.  The principal payment of $538,462, combined with accretion of discount of $288,585, reduced the value of the $7,000,000 portion of the Loan from $4,500,000 to $4,250,123.  Accretion of discount, net of the reversal of previously recorded allowance for bad debt, was $1,429,315 on the $8,500,000 portion of the Loan during the three months ended December 31, 2012. On March 29, 2013, Hollywood Media received a scheduled payment under the Loan in the amount of $1,132,404, which included a principal payment of $646,154, an interest payment of $210,000 on the $7,000,000 portion of the Loan and $276,250 of interest on the $8,500,000 portion of the Loan. The principal payment of $646,154, combined with accretion of discount of $343,326, reduced the value of the $7,000,000 portion of the Loan from $4,250,123 at December 31, 2012 to $3,947,295 at March 31, 2013. Accretion of discount was $267,159 on the $8,500,000 portion of the Loan during the three months ended March 31, 2013.

On April 22, 2012, Hollywood Media also consented to certain amendments to the Credit Agreement, including consent to the Group Sales Contribution and to provide for additional reporting requirements. Hollywood Media also agreed to amend the JPM Intercreditor Agreement to provide that, subject to Key Brand’s compliance with the terms and conditions of Key Brand’s senior secured credit agreement, Key Brand would be permitted to make scheduled quarterly installment payments of the Second $7 Million Earnout prior to the maturity of the Credit Agreement, notwithstanding that the obligations under the Credit Agreement were subordinated to $15 million of Key Brand’s obligations under Key Brand’s senior secured credit agreement.

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

[9]

In connection with the Second Credit Agreement Amendment and Key Brand’s amended and restated senior secured credit agreement, Hollywood Media and Key Brand entered into that certain Subordination and Intercreditor Agreement, dated December 31, 2012 (the “Terido Intercreditor Agreement”), with Terido LLP, as administrative agent for the senior secured lenders of Key Brand, which defines the rights and obligations of the senior secured lenders and Hollywood Media as subordinated lender, including, without limitation, the rights of payment and the subordination of the security interests of Hollywood Media. The terms and conditions of the Terido Intercreditor Agreement are substantially similar to the terms and conditions of the prior JPM Intercreditor Agreement.

On December 31, 2012, in connection with the Second Credit Agreement Amendment, the Warrant was amended to (i) shorten the earliest date that Hollywood Media can put the Warrant to Theatre Direct from December 16, 2017 to June 30, 2015, (ii) increase the minimum price that Hollywood Media can put the Warrant to Theatre Direct from $1,000,000 to $3,000,000, and (iii) increase the minimum price that Theatre Direct can redeem the Warrant from Hollywood Media from $1,000,000 to $3,000,000. Except as described in the preceding sentence, the terms and conditions of the Warrant remain substantially the same. The Warrant is marked to market each reporting period to reflect changes in fair value. The fair value of the Warrant was $700,000 on March 31, 2013 and December 31, 2012, respectively.

In connection with the Second Credit Agreement Amendment, Terido Intercreditor Agreement and the amendment to the Warrant described above, on December 31, 2012, Key Brand paid Hollywood Media an amendment fee of $50,000 and reimbursed Hollywood Media for all out-of-pocket costs and expenses incurred in documenting such agreements.

Hollywood.com Business

On August 21, 2008, Hollywood Media entered into a purchase agreement (the “R&S Purchase Agreement”) with R&S Investments, LLC (“R&S Investments”) for the sale of Hollywood Media’s subsidiaries Hollywood.com, Inc. and Totally Hollywood TV, LLC (collectively, the “Hollywood.com Business”). R&S Investments is wholly-owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Laurie S. Silvers, Hollywood Media’s President, Secretary and Vice-Chairperson of the Board. Pursuant to the R&S Purchase Agreement, Hollywood Media sold the Hollywood.com Business to R&S Investments for a potential purchase price of $10,000,000 cash, which included $1,000,000 that was paid to Hollywood Media at closing and potential earnout payments totaling $9,000,000, of which $1,892,692 had been paid as of August 2012. Hollywood Media recognized $197,517 in earnout gain during the three months ended March 31, 2012, which is included in “Gain on sale of discontinued operations, net of income taxes” in our accompanying unaudited condensed consolidated statements of operations. Hollywood Media does not have a significant continuing involvement in the Hollywood.com Business operations.

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

[10]

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

Pursuant to the Rubenstein Silvers Letter Agreement, Mr. Rubenstein agreed that, in connection with the transaction consummated under the R&S Agreement and in addition to the Buyout Amount, the next $280,000 of the MovieTickets.com 5% Interest (as defined in the Amended and Restated Employment Agreement dated as of December 22, 2008, between Hollywood Media and Mr. Rubenstein, as amended (the “Rubenstein Employment Agreement”)) that would be distributed by Hollywood Media to Mr. Rubenstein pursuant to the Rubenstein Employment Agreement will be retained by Hollywood Media (and not paid to Mr. Rubenstein) and is a reduction to “Derivative Liabilities” in the accompanying unaudited condensed consolidated balance sheets.

In addition, pursuant to the Rubenstein Silvers Letter Agreement, Ms. Silvers agreed that, in connection with the transaction consummated under the R&S Agreement and in addition to the Buyout Amount, the next $280,000 of the MovieTickets.com 5% Interest (as defined in the Amended and Restated Employment Agreement dated as of December 22, 2008, between Hollywood Media and Ms. Silvers, as amended (the “Silvers Employment Agreement”)) that would be distributed by Hollywood Media to Ms. Silvers pursuant to the Silvers Employment Agreement will be retained by Hollywood Media (and not paid to Ms. Silvers) and is a reduction to “Derivative Liabilities” in the accompanying unaudited condensed consolidated balance sheets.

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

[11]

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

Pursuant to the Share Purchase Agreement, the purchase price for the Purchased Shares is U.S. $250,000, payable in cash in a non-interest bearing loan in twenty equal quarter-annual installments of $12,500 each over a period of five years. Subject to the terms and conditions of the Share Purchase Agreement, the first installment of the purchase price was due and was paid to the Company on July 31, 2012 and subsequent installments of the purchase price are due every three calendar months thereafter. The Company imputed interest at 16.5% per annum on this non-interest bearing loan resulting in a discounted amount of $168,014 which was included in the total gain on sale attributable to the sale of Cinemasource UK Limited of $649,215. The current portion of the discounted amount of the non-interest bearing loan is included in “Notes receivable, current” and the long-term portion of the non-interest bearing loan is included in “Notes receivable, less current portion” in our accompanying unaudited condensed consolidated balance sheets.

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

[12]

Results from Discontinued Operations

The net income from discontinued operations has been classified in the accompanying unaudited condensed consolidated statements of operations as “Income from discontinued operations” and includes the gain on sale of the Hollywood.com Business. Summarized results of discontinued operations include the operating loss from the Cinemasource UK Limited Business and through their respective dates of disposition, for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012

Net Revenues:	$-	$533,041

Gain on sale of discontinued operations, net of income taxes	-	197,517

Loss from discontinued operations	-	(11,582)

Income from discontinued operations	$-	$185,935

(4)	STOCK REPURCHASE PROGRAM:

During the first quarter of 2013, 510,700 shares of Hollywood Media’s common stock were purchased under the repurchase program for $749,966.  No shares were repurchased during the three months ended March 31, 2012. For additional information relating to the stock repurchase program, see Part II, Item 2 of this Quarterly Report on Form 10-Q and “Liquidity and Capital Resources” in Part I, Item 2 of this Quarterly Report on Form 10-Q. As of March 31, 2013, the maximum approximate dollar value of shares that may have been purchased under the Repurchase Program was $1,923,295 (calculated by subtracting (i) the total paid for all shares purchased under the Repurchase Program from inception through March 31, 2013 or $8,076,705 from (ii) the $10,000,000 potential maximum dollar value of repurchases approved under the life of the Repurchase Program).

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

[13]

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

Compensation Liabilities

On December 29, 2009, the Company and Mitchell Rubenstein and Laurie S. Silvers entered into amended and restated employment agreements which include a compensation arrangement that includes the right for each to receive 5% of all of the distributions that the Company receives from its interest in MovieTickets.com which includes 5% to each of all proceeds received by the Company from either dividends or from the sale of all or any portion of MovieTickets.com.  In connection with the buyout of the obligation of R&S Investments, LLC to pay to Hollywood Media the Hollywood.com earnout under the R&S Purchase Agreement, the Rubenstein Silvers Letter Agreement reduced the amount of distributions payable to Mr. Rubenstein and Ms. Silvers. The fair value of this liability, which was initially measured on March 15, 2011, the date that the compensation arrangement was effective, is recorded in “Derivative Liabilities”, with any changes in the fair value recorded in “Other, net” in the accompanying unaudited condensed consolidated statements of operations. See Note 3, “Discontinued Operations” to these unaudited condensed consolidated financial statements for information on the Buyout Amount and its reduction of the derivative liability. At March 31, 2013 and December 31, 2012, the fair value of the derivative liability was $60,000.

Warrant Held by Hollywood Media in Theatre Direct

In conjunction with the Broadway Sale, the Company received a warrant to purchase 5% of the outstanding shares of common stock of Theatre Direct, which can only be exercised upon a Conversion Event, as defined, and which also contains a put option that allows the Company, after the seventh anniversary of the issue date (which was later shortened to June 30, 2015 as referenced below), to put the warrant to Key Brand for the greater of (i) fair market value of the shares and (ii) $1.0 million (which was later increased to $3.0 million as referenced below).  The Warrant is revalued on a recurring basis.

[14]

On December 31, 2012, in connection with the Second Credit Agreement Amendment, the Warrant was amended to (i) shorten the earliest date that Hollywood Media can put the Warrant to Theatre Direct from December 16, 2017 to June 30, 2015, (ii) increase the minimum price that Hollywood Media can put the Warrant to Theatre Direct from $1,000,000 to $3,000,000, and (iii) increase the minimum price that Theatre Direct can redeem the Warrant from Hollywood Media from $1,000,000 to $3,000,000.  After estimating future cash flows adjusted for risk factors it was determined that the fair value of the Warrant was $700,000 at March 31, 2013 and December 31, 2012.

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

The following table presents the Company’s derivative liabilities and warrant on a recurring basis and the Company’s goodwill on a non-recurring basis within the fair value hierarchy utilized to measure fair value as of March 31, 2013:

	Level 1	Level 2	Level 3

Derivative liabilities	-0-	-0-	$60,000

Warrant	-0-	-0-	$700,000

Goodwill	-0-	-0-	$6,200,000

There were no transfers between the levels of the fair value hierarchy during the quarter ended March 31, 2013.

[15]

The following table presents a reconciliation of the compensation derivative liabilities measured at fair value on a recurring basis using significant unobservable input (Level 3) from December 31, 2012 to March 31, 2013:

Compensation
derivative
liabilities

Balance at December 31, 2012	$60,000
Change in fair value included in earnings	-
Balance at March 31, 2013	$60,000

The following table presents a reconciliation of the Warrant measured at fair value on a recurring basis using significant unobservable input (Level 3) from December 31, 2012 to March 31, 2013:

Warrant

Balance at December 31, 2012	$700,000
Change in fair value included in "Other, net"	-
Balance at March 31, 2013	$700,000

(6)	SEGMENT REPORTING:

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

The Other segment is comprised of payroll and benefits for corporate and administrative personnel as well as other corporate-wide expenses such as legal fees, audit fees, proxy costs, insurance, centralized information technology, and includes consulting fees and other fees and costs relating to compliance with the provisions of the Sarbanes-Oxley Act of 2002 that require Hollywood Media to make an assessment of and report on internal control over financial reporting. This segment also included Hollywood Media’s investment in Project Hollywood, LLC ("Project Hollywood"). On August 28, 2012 Hollywood Media assigned to Baseline Holdings LLC all of Hollywood Media’s membership interest in Project Hollywood in exchange for total consideration of $1,800,000. See Note 9, “Related Party Transactions” to these unaudited condensed consolidated financial statements for more information on the assignment of Hollywood Media’s membership interest in Project Hollywood.

There are no intersegment sales or transfers.

[16]

As of March 31, 2013, the Ad Sales segment consists of the Company’s investment in MovieTickets.com. As the Company accounts for its investment in MovieTickets.com under the equity method of accounting, there are no net revenues, operating income (loss), capital expenditures or depreciation and amortization expense to report for the Ad Sales segment. The following table illustrates the financial information regarding Hollywood Media’s reportable segments.

	Three months ended March 31,
	2013	2012
	(unaudited)	(unaudited)
Net Revenues:
Intellectual Properties	$81,059	$176,834
Other	-	-
	$81,059	$176,834

Operating Income (Loss):
Intellectual Properties	$(59,761)	$18,905
Other	(1,310,102)	(908,336)
	$(1,369,863)	$(889,431)

Capital Expenditures:
Intellectual Properties	$-	$-
Other	40,784	16,890
	$40,784	$16,890

Depreciation and
Amortization Expense:
Intellectual Properties	$265	$1,112
Other	20,869	36,482
	$21,134	$37,594

	March 31,	December 31,
	2013	2012
	(unaudited)
Segment Assets:
Ad Sales	$6,197,998	$6,197,998
Intellectual Properties	353,559	893,961
Other	18,888,642	19,523,863
	$25,440,199	$26,615,822

(7)	CERTAIN COMMITMENTS AND CONTINGENCIES:

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

Hollywood Media owns 26.2% of the equity in MovieTickets.com, Inc. as of March 31, 2013 and shares in 26.2% of the income or losses generated by the joint venture.  This investment is recorded under the equity method of accounting, recognizing 26.2% of ownership of MovieTickets.com income or loss as “Equity in Earnings of Unconsolidated Investees” in the accompanying unaudited condensed consolidated statements of operations.

Hollywood Media recorded its 26.2% share of net income or $48,919 under “Earnings of unconsolidated investees” in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2012. Hollywood Media did not record $410,249 of its share of losses from MovieTickets.com for 2012 and the three months ended March 31, 2013 because accumulated dividends and net losses from 2013 and prior years exceed the Company’s investment in MovieTickets.com as of March 31, 2013.  There were no dividends declared or received during the three months ended March 31, 2013 or during the three months ended March 31, 2012.

(9)	RELATED PARTY TRANSACTIONS:

Hollywood Media recorded $197,517 in earn-out gain from R&S Investments, LLC ("R&S Investments") during the three months ended March 31, 2012.  As of March 31, 2013, the Company had $30,929 included in “Related Party Receivable” in our accompanying unaudited condensed consolidated balance sheet which primarily consisted of expense reimbursements from R&S Investments. As of December 31, 2012, the Company had $37,287 included in “Related Party Receivable” in our accompanying consolidated balance sheet which primarily consisted of expense reimbursements from R&S Investments.  During the year ended December 31, 2012, Hollywood Media received such earn-out amounts and expense reimbursements in accordance with the payment terms.

[18]

Pursuant to the R&S Agreement dated August 28, 2012, in exchange for the Buyout Amount, which payment has been made to Hollywood Media, R&S Investments fully satisfied all of its obligation to pay the purchase price under Section 3.1 of the R&S Purchase Agreement and any additional consideration or earnout payment under Section 3.3 of the R&S Purchase Agreement, and R&S Investments shall have no further obligations and/or liabilities (and Hollywood Media shall have no further rights and/or remedies) under Article III of the R&S Purchase Agreement or otherwise.  Accordingly, the earnout receivable from R&S Investments was $0 as of December 31, 2012 and March 31, 2013.  See Note 3, “Discontinued Operations” to these unaudited condensed consolidated financial statements for more information on the R&S Agreement, the Buyout Amount and this transaction.

On October 27, 2011, following Project Hollywood's acquisition of all of the membership interests of Baseline LLC, Hollywood Media acquired a 21.74% ownership interest in Project Hollywood for $1.25 million, which was contributed to Project Hollywood and which was based on the same per membership unit price paid by Baseline Holdings LLC for its 78.26% ownership interest in Project Hollywood.  The funds contributed were used for working capital and other capital needs of the Baseline StudioSystems business.      Project Hollywood entered into two agreements with the two former senior executives of Baseline StudioSystems to manage the business on a day-to-day basis, as of December 1, 2011.  Under those agreements, the managers will each receive 7.5% of Project Hollywood membership units subject to a three year vesting schedule (at a rate of 2.5% per annum) and the obtaining of certain performance-based EBITDA hurdles each year.  Under that vesting schedule, Hollywood Media’s ownership in Project Hollywood was reduced to 20.65% at June 30, 2012.

Distributions of $130,683 to Hollywood Media reduced Hollywood Media’s investment in Project Hollywood during the three months ended March 31, 2012.

   On August 28, 2012, Hollywood Media entered into an Assignment and Assumption of Membership Interest and Waiver (the “Assignment”) with Baseline Holdings LLC (“Baseline Holdings”), Project Hollywood, Mitchell Rubenstein and Laurie S. Silvers.  Baseline Holdings is wholly-owned by Mr. Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Ms. Silvers, Hollywood Media’s President, Secretary and Vice-Chairperson of the Board.  As described below, the Assignment and the transactions contemplated by the Assignment were approved by a Special Committee of Hollywood Media’s Board of Directors comprised solely of independent directors (the “Special Committee”).

Pursuant to the Assignment, Hollywood Media assigned to Baseline Holdings all of Hollywood Media’s membership interest in Project Hollywood in exchange for total consideration of $1,800,000 (the “Project Hollywood Purchase Price”). The Project Hollywood Purchase Price has been paid as follows: (1) $1,230,500 in cash (which has been paid by Baseline Holdings to Hollywood Media), (2) Mr. Rubenstein waived his right to receive any future principal and interest owed by Key Brand to Hollywood Media pursuant to the $8,500,000 portion of the Loan (as of August 28, 2012, Mr. Rubenstein had the right to receive 4.76% of the principal, or $404,600, and interest on account of the $8,500,000 portion of the Loan), and (3) Ms. Silvers waived her right to receive any future principal and interest owed by Key Brand to Hollywood Media pursuant to the $8,500,000 portion of the Loan (as of August 28, 2012, Ms. Silvers has the right to receive 1.94% of the principal, or $164,900, and interest on account of the $8,500,000 portion of the Loan). Hollywood Media recorded the fair value of the waivers by Mr. Rubenstein and Ms. Silvers in the long term portion of “Other Assets” in the accompanying unaudited condensed consolidated balance sheets. As described above, Hollywood Media acquired its membership interest in Project Hollywood on October 27, 2011 for $1,250,000.

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

Amended and Restated Employment Agreements of Mr. Rubenstein and Ms. Silvers

On December 23, 2009, (i) Hollywood Media and Mitchell Rubenstein entered into an amendment to his amended and restated employment agreement (as amended, the “Rubenstein Employment Agreement”) and (ii) Hollywood Media and Laurie S. Silvers entered into an amendment to her amended and restated employment agreement (as amended, the “Silvers Employment Agreement”) which amendments provided for, among other things, the following:

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

On August 28, 2012, (1) Hollywood Media and R&S Investments, LLC (“R&S Investments”) entered into an Agreement (the “R&S Agreement”) regarding the Purchase Agreement dated as of August 21, 2008 between Hollywood Media and R&S Investments, as amended (the “R&S Purchase Agreement”), (2) Hollywood Media, Mr. Rubenstein and Ms. Silvers entered into a letter agreement regarding the R&S Agreement (the “Rubenstein Silvers Letter Agreement”), and (3) R&S Investments provided Hollywood Media with a letter regarding a contingent additional payment (the “R&S Letter”).  R&S Investments is wholly-owned by Mr. Rubenstein and Ms. Silvers.  See Note 3, “Discontinued Operations” to these unaudited condensed consolidated financial statements for more information on the R&S Agreement, the Rubenstein Silvers Letter Agreement and the R&S Letter and the transactions contemplated by the R&S Agreement, the Rubenstein Silvers Letter Agreement and the R&S Letter.

[20]

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

Pursuant to the Rubenstein Silvers Letter Agreement, Mr. Rubenstein agreed that, in connection with the transaction consummated under the R&S Agreement and in addition to the Buyout Amount, the next $280,000 of the 5% Distribution that would be distributed by Hollywood Media to Mr. Rubenstein pursuant to the Rubenstein Employment Agreement will be retained by Hollywood Media (and not paid to Mr. Rubenstein) and is a reduction to “Derivative Liabilities” in the accompanying unaudited condensed consolidated balance sheets.

In addition, pursuant to the Rubenstein Silvers Letter Agreement, Ms. Silvers agreed that, in connection with the transaction consummated under the R&S Agreement and in addition to the Buyout Amount, the next $280,000 of the 5% Distribution that would be distributed by Hollywood Media to Ms. Silvers pursuant to the Silvers Employment Agreement will be retained by Hollywood Media (and not paid to Ms. Silvers) and is a reduction to “Derivative Liabilities” in the accompanying unaudited condensed consolidated balance sheets.

Pursuant to the R&S Letter, R&S Investments agreed that in the event of a sale of all the assets of Hollywood.com, LLC to one person or a group of persons not controlled, directly or indirectly, by Mr. Rubenstein and Ms. Silvers or their heirs, personal representatives or affiliates prior to August 31, 2015, R&S Investment shall pay to Hollywood Media $3,500,000 or, if less, the amount received by R&S Investments in connection with such transaction.

Regardless of whether Mr. Rubenstein or Ms. Silvers continued to provide services to Hollywood Media after the first anniversary of the sale of Theatre Direct, one-half of the Deferred Change in Control Payments were to be paid to Mr. Rubenstein and/or Ms. Silvers, as applicable, upon the receipt by Hollywood Media of payments from Key Brand pursuant to the $8,500,000 credit agreement (the “Credit Agreement”) entered into in connection with the sale of Theatre Direct, on a pro rata basis, and one-half of such payments were be paid to Mr. Rubenstein and/or Ms. Silvers, as applicable, upon the receipt by Hollywood Media of payments under the First $7 Million Earnout under the Purchase Agreement entered into in connection with the sale of Theatre Direct, on a pro rata basis.

As described above, on August 28, 2012, Hollywood Media entered into “the Assignment” with Baseline Holdings, Project Hollywood, Mr. Rubenstein and Ms. Silvers. Baseline Holdings is wholly-owned by Mr. Rubenstein and Ms. Silvers.  Pursuant to the Assignment, Hollywood Media assigned to Baseline Holdings all of Hollywood Media’s membership interest in Project Hollywood in exchange for total consideration of $1,800,000 (the “Project Hollywood Purchase Price”), which interest Hollywood Media had acquired on October 27, 2011 for $1,250,000.  The Project Hollywood Purchase Price was paid as follows: (1) $1,230,500 in cash (which was paid by Baseline Holdings to Hollywood Media), (2) Mr. Rubenstein waived his right to receive any future principal and interest owed to Hollywood Media pursuant to the Loan under the Credit Agreement (as of August 28, 2012, Mr. Rubenstein had the right to receive 4.76% of the principal, or $404,600, and interest on account of the Loan under the Credit Agreement), and (3) Ms. Silvers waived her right to receive any future principal and interest owed to Hollywood Media under the Loan under the Credit Agreement (as of August 28, 2012, Ms. Silvers has the right to receive 1.94% of the principal, or $164,900, and interest on account of the Loan under the Credit Agreement).  Hollywood Media recorded the fair value of the waivers by Mr. Rubenstein and Ms. Silvers in the long term portion of “Other Assets” in the accompanying unaudited condensed consolidated balance sheets.

[21]

On October 1, 2012, Hollywood Media received the First $7 Million Earnout under the Purchase Agreement entered into in connection with the sale of Theatre Direct. In connection with the Deferred Change in Control Payments due to Mr. Rubenstein and Ms. Silvers in connection with the sale of Theatre Direct, Mr. Rubenstein received $405,300 of such earnout payment and Ms. Silvers received $165,200 of such earnout payment on October 5, 2012.

Tekno Books Advertising

On March 5, 2013, in connection with the reorientation process of Tekno Books from print to digital distribution, Hollywood Media entered into an advertising agreement with MovieTickets.com for $469,000 whereby Hollywood Media paid this amount for advertisements starting in the second quarter of 2013 which will be expensed as the advertisements run. Of this amount, $100,000 is an advance against a fee of $1 per digital book to MovieTickets.com for books sold via MovieTickets.com.  The $469,000 is included in “Prepaid expenses” in the accompanying unaudited condensed consolidated balance sheet at March 31, 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q or that are otherwise made by us or on our behalf about our financial condition, results of operations and business constitute “forward-looking statements,” within the meaning of federal securities laws. Hollywood Media Corp. (“Hollywood Media”, “our”, or “Company”) cautions readers that certain important factors may affect Hollywood Media’s actual results, levels of activity, performance or achievements and could cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements anticipated, expressed or implied by any forward-looking statements that may be deemed to have been made in this Quarterly Report on Form 10-Q or that are otherwise made by or on behalf of Hollywood Media. Without limiting the generality of the foregoing, “forward-looking statements” are typically phrased using words such as “may,” “will,” “should,” “expect,” “plans,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “pro forma” or “continue” or the negative variations thereof or similar expressions or comparable terminology. Factors that may affect Hollywood Media’s results and the market price of our common stock include, but are not limited to:

•	our operating losses;

•	negative cash flows and accumulated deficit;

•	our ability to develop and maintain strategic relationships;

•	MovieTickets.com Inc.’s ability to compete with the other online movie ticketing service and other competitors, and the outcome of, and potential impact of matters relating to, the lawsuit filed by Hollywood Media, National Amusements Inc. and MovieTickets.com, Inc. against AMC Entertainment Inc. relating to MovieTickets.com (for more information about such lawsuit, see Part II, Item 1 (Legal Proceedings) of this Quarterly Report on Form 10-Q and Note 7 “Certain Commitments and Contingencies” in the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q);

[22]

•	MovieTickets.com Inc.’s ability to compete with the other online movie ticketing services following the departure of AMC Entertainment, Inc., MovieTickets.com Inc.’s largest exhibitor in terms of ticket sales, to MovieTickets.com Inc.’s competition.

•	our ability to maintain and obtain sufficient capital to finance our operations;

•	our ability to realize anticipated cost efficiencies;

•	government regulation;

•	adverse economic factors such as recession, war, terrorism, international incidents or labor strikes and disputes;

•	our ability to design, implement and maintain effective internal controls;

•	dependence on our founders;

•	the unpredictability of our stock price;

•	the possibility of our common stock being delisted from the NASDAQ Global Market and not qualifying for trading on another exchange or market (such as the NASDAQ Capital Market, the NYSE MKT or the over-the-counter market);

•	the impact of the death of Tekno Books’ former Chief Executive Partner, Dr. Martin Greenberg, on the ability of Tekno Books to maintain relationships it has with certain authors and publishers;

•	the possibility of not receiving payments from Key Brand Entertainment Inc. ("Key Brand") in connection with the sale of our Broadway Ticketing business pursuant to that certain Second Lien Credit, Security and Pledge Agreement dated as of December 15, 2010, entered into by Theatre Direct NY, Inc. ("Theatre Direct"), Key Brand, and Hollywood Media, as amended (the “Credit Agreement”);

•	the timing and amount of the payments we receive pursuant to the Credit Agreement; and

•	our ability to exercise or put our warrant to purchase 5% of the outstanding shares of common stock of Theatre Direct issued to us by Theatre Direct pursuant to that certain Stock Purchase Agreement, dated as of December 22, 2009, entered into between Hollywood Media and Key Brand, as amended (the “Purchase Agreement”).

Hollywood Media is also subject to other risks detailed herein, or detailed in our Annual Report on Form 10-K for the year ended December 31, 2012, as amended, and in other filings made by Hollywood Media with the Securities and Exchange Commission.

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

[23]

Overview

Until December 15, 2010, Hollywood Media was comprised of various businesses focusing primarily on online ticket sales, deriving revenue primarily from Broadway, Off-Broadway and London’s West End ticket sales to individuals and groups, as well as advertising and book development license fees and royalties. Our Broadway Ticketing business was comprised of Broadway.com, 1-800-BROADWAY, Theatre Direct and Theatre.com. On December 15, 2010, we completed the Broadway Sale through the sale of all of the outstanding capital stock of Theatre Direct to Key Brand, as contemplated by the Purchase Agreement. Following this sale, our business segments for our continuing operations are as follows:

•	Ad Sales – includes Hollywood Media’s 26.2% equity interest in MovieTickets.com. Prior to the sale of Cinemasource UK Limited on May 1, 2012 (which business included UK Theatres Online Limited, Spring Leisure Limited, Cinemasonline Limited and WWW.CO.UK Limited), the Ad Sales segment also sold advertising on plasma TV displays throughout the U.K. and Ireland, on lobby display posters, movie brochure booklets and ticket wallets distributed in cinemas, live theater and other entertainment venues in the U.K. and Ireland. See Note 3, “Discontinued Operations” in the Notes to the unaudited condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for information on the sale of Cinemasource UK Limited. See Note 7, “Certain Commitments and Contingencies” in the Notes to the unaudited condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for information on the AMC litigation.

•	Intellectual Properties – owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses for book and other media. This segment includes our wholly-owned subsidiary, Tekno Books, and a book development business, and this segment does not include our 50% interest in NetCo Partners, for purposes of this discussion and analysis. We are beginning a reorientation process of this business from print to digital distribution.

•	Other – is comprised of payroll and benefits for corporate and administrative personnel as well as other corporate-wide expenses, such as legal fees, audit fees, proxy costs, insurance, centralized information technology, and includes consulting and other fees and costs relating to compliance with the provisions of the Sarbanes-Oxley Act of 2002 that require Hollywood Media to assess and report on internal control over financial reporting, and related development of controls. Until August 28, 2012, this segment also included Hollywood Media’s equity interest in Project Hollywood, LLC ("Project Hollywood") (which was reduced from 21.74% of the total equity in Project Hollywood to 20.65% of the total equity in Project Hollywood at June 30, 2012), which in turn owns Baseline. On August 28, 2012 Hollywood Media assigned Baseline Holdings all of Hollywood Media’s membership interest in Project Hollywood in exchange for certain consideration. For additional information on the assignment of Hollywood Media’s interest in Project Hollywood and the change in Hollywood Media’s equity interest in Project Hollywood, see Note 9, “Related Party Transactions” in the Notes to the unaudited condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

[24]

Results of Operations

The following discussion and analysis should be read in conjunction with Hollywood Media’s unaudited condensed consolidated financial statements and the notes thereto included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

The Ad Sales segment currently consists of the Company’s investment in MovieTickets.com. As the Company accounts for its investment in MovieTickets.com under the equity method of accounting, there are no net revenues, operating income (loss), capital expenditures or depreciation and amortization expense to report for the Ad Sales segment. The following table summarizes Hollywood Media’s revenues, operating expenses and operating income (loss) from continuing operations by reportable segment for the three months ended March 31, 2013 (“Q1-13”) and 2012 (“Q1-12”), respectively:

	Intellectual
	Properties	Other	Total

Q1-13
(unaudited)

Net Revenues	$81,059	$-	$81,059
Operating Expenses	140,820	1,310,102	1,450,922
Operating Loss	$(59,761)	$(1,310,102)	$(1,369,863)

% of Total Net Revenue	100%	-	100%

Q1-12
(unaudited)

Net Revenues	$176,834	$-	$176,834
Operating Expenses	157,929	908,336	1,066,265
Operating Income (Loss)	$18,905	$(908,336)	$(889,431)

% of Total Net Revenue	100%	-	100%

Results of Discontinued Operations

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

[25]

Pursuant to the Share Purchase Agreement, the purchase price for the Purchased Shares is U.S. $250,000, payable in cash in a non-interest bearing loan in twenty equal quarter-annual installments of $12,500 each over a period of five years.  Subject to the terms and conditions of the Share Purchase Agreement, the first installment of the purchase price was due and was paid to the Company on July 31, 2012 and subsequent installments of the purchase price are due every three calendar months thereafter.  Hollywood Media received such payments in accordance with the payment terms.  The Company imputed interest at 16.5% per annum on this non-interest bearing loan resulting in a discounted amount of $168,014 which was included in the total gain on sale attributable to the sale of Cinemasource UK Limited of $649,215.  The current portion of the discounted amount of the non-interest bearing loan is included in “Notes receivable, current” and the long-term portion of the non-interest bearing loan is included in “Notes receivable, less current portion” in our accompanying unaudited condensed consolidated balance sheets contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Sale of Broadway Ticketing Business Unit to Key Brand Entertainment, Inc.

On December 15, 2010, Hollywood Media completed the sale of its Broadway Ticketing Division (the “Broadway Sale”) through the sale of all of the outstanding capital stock of Theatre Direct NY, Inc. (“Theatre Direct”) to Key Brand Entertainment Inc. (“Key Brand”), as contemplated by the Stock Purchase Agreement, dated as of December 22, 2009, entered into between Hollywood Media and Key Brand (as amended, the “Purchase Agreement”).  There are no material relationships among Hollywood Media and Key Brand or any of their respective affiliates other than in respect of the Purchase Agreement and the related ancillary agreements.

[26]

Pursuant to the Purchase Agreement, at the closing of the Broadway Sale, (a) Hollywood Media received (i) $20,530,102 in cash (including $530,102 pursuant to the estimated working capital adjustment described in the Purchase Agreement), (ii) a $8,500,000 note from Key Brand pursuant to a Second Lien Credit, Security and Pledge Agreement, dated as of December 15, 2010 (as amended, the “Credit Agreement”), under which Hollywood Media made a $8,500,000 loan to Key Brand (the “Loan”), which Loan accrued interest at a rate of 12% per annum, matured on December 15, 2015 and was secured on a second lien basis by all stock and assets of Theatre Direct and its subsidiaries, and (iii) a warrant to purchase 5% of the outstanding shares of common stock of Theatre Direct as of the closing date on a fully diluted basis at an exercise price of $.01 per share (as amended, the “Warrant”), and (b) Key Brand assumed $1,600,000 of liabilities associated with employment agreements with certain employees of Theatre Direct.  In addition, Hollywood Media was entitled to receive earnout payments of up to $14,000,000, in two $7,000,000 tranches, contingent upon Theatre Direct and its subsidiaries achieving certain revenue targets during the period from the closing date through the end of the 10th full fiscal year following the closing date as set forth in the Purchase Agreement.

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

On March 14, 2011, Hollywood Media delivered to Key Brand a closing statement setting forth Hollywood Media’s calculation of Theatre Direct’s working capital as of the closing date of the Broadway Sale determined in the manner described in the Purchase Agreement.  Pursuant to such closing statement, Hollywood Media accrued $3,702,620 as a working capital adjustment as of December 31, 2010 under the Purchase Agreement which included $530,102 related to the estimated working capital delivered at closing by Key Brand.  The working capital adjustment of $3,734,106 was paid on March 22, 2011.

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

[27]

Hollywood Media initially recorded the Second $7 Million Earnout at a fair value of $4,500,000, which reflects a $2,500,000 discount.  Hollywood Media will amortize the $2,500,000 discount under the effective interest method.  Amortization under the effective interest method is included in "Accretion of discount, net of allowance for uncollectability" in the accompanying unaudited condensed consolidated statements of operations contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.  On December 31, 2012, Hollywood Media received a scheduled payment under the Loan in the amount of $1,002,128, which included a principal payment of $538,462, an interest payment of $203,000 on the $7,000,000 portion of the Loan and $260,666 of interest on the $8,500,000 portion of the Loan.  The principal payment of $538,462, combined with accretion of discount of $288,585, reduced the value of the $7,000,000 portion of the Loan from $4,500,000 to $4,250,123.  Accretion of discount, net of the reversal of previously recorded allowance for bad debt, was $1,429,315 on the $8,500,000 portion of the Loan during the three months ended December 31, 2012.  On March 29, 2013, Hollywood Media received a scheduled payment under the Loan in the amount of $1,132,404, which included a principal payment of $646,154, an interest payment of $210,000 on the $7,000,000 portion of the Loan and $276,250 of interest on the $8,500,000 portion of the Loan.  The principal payment of $646,154, combined with accretion of discount of $343,326, reduced the value of the $7,000,000 portion of the Loan from $4,250,123 at December 31, 2012 to $3,947,295 at March 31, 2013.  Accretion of discount, net of the reversal of previously recorded allowance for bad debt, was $267,159 on the $8,500,000 portion of the Loan during the three months ended March 31, 2013.

On April 22, 2012, Hollywood Media entered into Amendment No. 1 to the Credit Agreement (the “First Credit Agreement Amendment”).  Pursuant to the First Credit Agreement Amendment, Hollywood Media consented to certain amendments to the Credit Agreement, including consent to the Group Sales Contribution and to provide for additional reporting requirements.  Hollywood Media also agreed to amend the JPM Intercreditor Agreement to provide that, subject to Key Brand’s compliance with the terms and conditions of Key Brand’s senior secured credit agreement, Key Brand would be permitted to make scheduled quarterly installment payments of the $7,000,000 portion of the Loan prior to the maturity of the Credit Agreement, notwithstanding that the obligations under the Credit Agreement were subordinated to $15,000,000 of Key Brand’s obligations under Key Brand’s senior secured credit agreement.

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

[28]

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

On December 31, 2012, in connection with the Second Credit Agreement Amendment, the Warrant was amended to (i) shorten the earliest date that Hollywood Media can put the Warrant to Theatre Direct from December 16, 2017 to June 30, 2015, (ii) increase the minimum price that Hollywood Media can put the Warrant to Theatre Direct from $1,000,000 to $3,000,000, and (iii) increase the minimum price that Theatre Direct can redeem the Warrant from Hollywood Media from $1,000,000 to $3,000,000.  Except as described in the preceding sentence, the terms and conditions of the Warrant remain substantially the same.  The Warrant is marked to market each reporting period to reflect changes in fair value.  The fair value of the Warrant was $700,000 at March 31, 2013 and December 31, 2012, respectively.

In connection with the Second Credit Agreement Amendment, the Terido Intercreditor Agreement and the amendment to the Warrant described above, on December 31, 2012, Key Brand paid Hollywood Media an amendment fee of $50,000 and reimbursed Hollywood Media for all out-of-pocket costs and expenses incurred in documenting such agreements.

For additional information about this transaction, see Note 3 “Discontinued Operations” in the Notes to the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Sale of Hollywood.com Business to R&S Investments, LLC

On August 21, 2008, Hollywood Media entered into a purchase agreement (the “R&S Purchase Agreement”) with R&S Investments, LLC (“R&S Investments”) for the sale of Hollywood Media’s subsidiaries Hollywood.com, Inc. and Totally Hollywood TV, LLC (collectively, the “Hollywood.com Business”).  R&S Investments is wholly-owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Laurie S. Silvers, Hollywood Media’s President, Secretary and Vice-Chairperson of the Board.  Pursuant to the R&S Purchase Agreement, Hollywood Media sold the Hollywood.com Business to R&S Investments for a potential purchase price of $10,000,000 cash, which included $1,000,000 that was paid to Hollywood Media at closing and potential earnout payments totaling $9,000,000, of which $1,892,692 had been paid as of August 2012.  Hollywood Media recognized $197,517 in earnout gain during the three months ended March 31, 2012, which is included in “Gain on sale of discontinued operations, net of income taxes” in our accompanying unaudited condensed consolidated statements of operations contained in Part 1, Item 1 of this Quarterly Report on Form 10-Q.  Hollywood Media does not have a significant continuing involvement in the Hollywood.com Business operations.

[29]

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

Pursuant to the Rubenstein Silvers Letter Agreement, Mr. Rubenstein agreed that, in connection with the transaction consummated under the R&S Agreement and in addition to the Buyout Amount, the next $280,000 of the MovieTickets.com 5% Interest (as defined in the Amended and Restated Employment Agreement dated as of December 22, 2008, between Hollywood Media and Mr. Rubenstein, as amended (the “Rubenstein Employment Agreement”)) that would be distributed by Hollywood Media to Mr. Rubenstein pursuant to the Rubenstein Employment Agreement will be retained by Hollywood Media (and not paid to Mr. Rubenstein) and is a reduction to “Derivative Liabilities” in the accompanying unaudited condensed consolidated balance sheets contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In addition, pursuant to the Rubenstein Silvers Letter Agreement, Ms. Silvers agreed that, in connection with the transaction consummated under the R&S Agreement and in addition to the Buyout Amount, the next $280,000 of the MovieTickets.com 5% Interest (as defined in the Amended and Restated Employment Agreement dated as of December 22, 2008, between Hollywood Media and Ms. Silvers, as amended (the “Silvers Employment Agreement”)) that would be distributed by Hollywood Media to Ms. Silvers pursuant to the Silvers Employment Agreement will be retained by Hollywood Media (and not paid to Ms. Silvers) and is a reduction to “Derivative Liabilities” in the accompanying unaudited condensed consolidated balance sheets contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

[30]

For additional information about this transaction, see Note 3 “Discontinued Operations” in the Notes to the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

NET REVENUES

Total net revenues were $81,059 for Q1-13 as compared to $176,834 for Q1-12, a decrease of $95,775 or 54%. The decrease in net revenue in Q1-13 as compared to Q1-12 is the result of a decrease in Intellectual Property revenue.

The decrease in Intellectual Properties net revenues in Q1-13 as compared to Q1-12 was attributable to the timing of the delivery of manuscripts. The Intellectual Properties division generates revenues from several different activities including intellectual property licensing and book development. Revenues vary quarter to quarter depending on the timing of delivery of manuscripts to the publishers. Revenues are recognized when the earnings process is complete and the ultimate collection of such revenues is no longer subject to contingencies. This division does not include NetCo Partners, which is reported separately; see “Earnings (Losses) of Unconsolidated Investees” below.

EARNINGS (LOSSES) OF UNCONSOLIDATED INVESTEES

Earnings (losses) of unconsolidated investees consisted of the following:

	Three Months Ended
	March 31,
	(unaudited)
	2013	2012

NetCo Partners (a)	$(152)	$(241)
MovieTickets.com (b)	-	48,919
Project Hollywood (c)	-	23,119
	$(152)	$71,797

(a) NetCo Partners

Hollywood Media owns 50% of NetCo Partners as of March 31, 2013 and accounts for its investment under the equity method. NetCo Partners owns NetForce and is primarily engaged in the development and licensing of NetForce. NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements, generally upon the delivery of the manuscript to the publisher and at the point where ultimate collection is substantially assured. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. Hollywood Media’s 50% share of income of NetCo Partners was essentially $0 for Q1-13 and Q1-12.

[31]

(b) MovieTickets.com

Hollywood Media owns 26.2% of the equity in MovieTickets.com, Inc. ("MovieTickets.com") as of March 31, 2013 and shares in 26.2% of the income or losses generated by the joint venture.  This investment is recorded under the equity method of accounting, recognizing 26.2% of ownership of MovieTickets.com income or loss as “Equity in Earnings of Unconsolidated Investees” in the accompanying unaudited condensed consolidated statements of operations.  Hollywood Media recorded $48,919 in income from its investment in MovieTickets.com for Q1-12. Hollywood Media did not record $410,249 of its share of losses from MovieTickets.com for fiscal 2012 and the three months ended March 31, 2013 because accumulated dividends and net losses from 2013 and prior years exceeded the Company’s investment in MovieTickets.com as of March 31, 2013.  The MovieTickets.com web site generates revenues primarily from service fees charged to users for the purchase of movie tickets online, the sale of advertising and research fees. There were no dividends declared or received during Q1-13 or Q1-12.

(c) Project Hollywood LLC

On August 28, 2012 Hollywood Media assigned to Baseline Holdings all of Hollywood Media’s membership interest in Project Hollywood in exchange for total consideration of $1.8 million. Prior to that assignment, Hollywood Media owned 20.65% of the total equity in Project Hollywood. Hollywood Media’s equity ownership in Project Hollywood was reduced from 21.74% of the total equity in Project Hollywood to 20.65% of the total equity in Project Hollywood at June 30, 2012.  Hollywood Media did not own any equity in Project Hollywood as of March 31, 2013. Hollywood Media’s initial interest in Project Hollywood was acquired on October 27, 2011. Hollywood Media recorded its investment in Project Hollywood under the equity method of accounting, recognizing its percentage interest in Project Hollywood’s income or loss as earnings of unconsolidated investees.  Under applicable accounting principles, Hollywood Media recorded $23,119 in income from its investment in Project Hollywood for the three months ended March 31, 2012.  There were $130,683 of distributions during Q1-12. For additional information about Hollywood Media’s assignment of its membership interest in Project Hollywood and the change in Hollywood Media’s equity interest in Project Hollywood, see Note 9, “Related Party Transactions” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

OPERATING EXPENSES

Editorial, Production, Development and Technology.

Editorial, production, development and technology costs include fees and royalties paid to authors and co-editors for the Intellectual Properties segment. Editorial, production, development and technology costs were $57,498 for Q1-13 as compared to $125,104 for Q1-12, a decrease of $67,606 or 54%. The decrease in Q1-13 as compared to Q1-12 was due primarily to a decrease in payments to writers and co-editors.

Selling, General and Administrative.

Selling, general and administrative (SG&A) expenses consist of occupancy costs, professional, legal and consulting service fees, telecommunications costs, provision for doubtful accounts receivable, general insurance costs and selling and marketing costs (such as advertising, marketing, promotional, business development, public relations, and commissions due to other parties).  SG&A expenses for Q1-13 were $941,044 compared to $504,846 for Q1-12, an increase of $436,198 or 86%. The increase in SG&A expense in Q1-13 as compared to Q1-12 was due to an increase in legal fees and related professional fees of $430,000.

[32]

Payroll and Benefits.

Payroll and benefits expenses include payroll and benefits and other types of compensation expense as well as human resources and administrative functions. Payroll and benefits expenses for Q1-13 were $431,246 compared to $398,721 for Q1-12, an increase of $32,525 or 8%. Included in payroll and benefits in each of Q1-13 and Q1-12 was $107,500 non-cash amortization expense of deferred compensation costs.

The increase in payroll and benefits expense in Q1-13 as compared to Q1-12 was primarily due to the Intellectual Properties segment as it shifts to digital distribution.

Depreciation and amortization.

Depreciation and amortization expense consists of depreciation of property and equipment, furniture and fixtures, leasehold improvements, and equipment under capital leases and amortization of intangible assets. Depreciation and amortization expense was $21,134 for Q1-13 and $37,594 for Q1-12. The decrease in depreciation and amortization expense of $16,460 or 44% in Q1-13 from Q1-12 was primarily due to assets becoming fully depreciated.

Interest, net.

Interest, net was $493,300 of income for Q1-13 as compared to $253,037 of income for Q1-12. Interest, net primarily relates to the interest accrued on the Loan due Hollywood Media from Key Brand Entertainment, the purchaser of the Broadway Ticketing Division. On October 5, 2012 the Loan was increased by $7,000,000 for the Second $7 Million Earnout. On December 31, 2012, the interest rate on the Loan was increased to 13% from 12% and the maturity date was moved up to June 30, 2015 from December 15, 2015. For additional information, see Note 3 – “Discontinued Operations” in the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Accretion of Discount, net of allowance for uncollectability

Accretion of discount, net was $610,479 for Q1-13.  The $610,479 balance in Accretion of Discount in Q1-13 was primarily attributable to the accretion of the discount on the Loan from the Broadway Sale.

LIQUIDITY AND CAPITAL RESOURCES

Hollywood Media’s cash and cash equivalents were $9,946,831 at March 31, 2013 as compared to $11,378,519 at December 31, 2012. Our net working capital (defined as current assets less current liabilities) was $11,220,100 at March 31, 2013 as compared to $12,047,536 at December 31, 2012.

Net cash used in operating activities during Q1-13 was $1,294,295 which was primarily attributable to the following: (1) $610,479 accretion of discount on the Loan from Key Brand (which is a non-cash item) (2) $469,000 in connection with advertising of Hollywood Media’s digital books on MovieTickets.com, (3) $423,613 paid for income taxes, and (4) legal fees and related professional fees of $520,000. These items were partially offset by (1) cash received from Key Brand which included total interest received of $486,250 under the Loan due Hollywood Media, (2) $107,500 non-cash amortization expense of deferred compensation costs, and (3) $21,134 depreciation and amortization. By comparison, net cash used in operating activities during Q1-12 was $476,802.

[33]

As described in Note 3, “Discontinued Operations” in the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, on October 1, 2012, following the end of the third quarter period, Hollywood Media received from Key Brand in connection with the Broadway Sale the First $7 Million Earnout payment in cash.  Further, an additional $7,000,000 representing the Second $7 Million Earnout payment was added to the Loan due Hollywood Media by Key Brand under the Credit Agreement as of October 5, 2012, which $7,000,000 is to be amortized with interest at 12% per annum over the period October 5, 2012 through December 15, 2015 in equal quarter-annual installments.  As a result of the Second $7 Million Earnout being added to the $8,500,000 principal amount of the Loan, the principal amount of the Loan due Hollywood Media by Key Brand was $15,500,000 as of October 5, 2012.  On December 31, 2012, the interest rate on the Loan due Hollywood Media by Key Brand was increased to 13% per annum and the maturity date of the Loan due Hollywood Media by Key Brand was moved up to June 30, 2015.  The Loan due Hollywood Media by Key Brand is secured on a second lien basis by all stock and assets of Theatre Direct and its subsidiaries.

Hollywood Media recorded the Second $7 Million Earnout at a fair value of $4,500,000, which reflects a $2,500,000 discount.  Hollywood Media will amortize the $2,500,000 discount under the effective interest method.  Amortization under the effective interest method will be included in "Accretion of discount, net of allowance for uncollectability" in the accompanying unaudited condensed consolidated statements of operations contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.  On March 29, 2013, Hollywood Media received a scheduled payment under the Loan in the amount of $1,132,404, which included a principal payment of $646,154, an interest payment of $210,000 on the $7,000,000 portion of the Loan and $276,250 of interest on the $8,500,000 portion of the Loan.  The principal payment of $646,154, combined with accretion of discount of $343,326, reduced the value of the $7,000,000 portion of the Loan from $4,250,123 at December 31, 2012 to $3,947,295 at March 31, 2013.  Accretion of discount, net of the reversal of previously recorded allowance for bad debt, was $267,159 on the $8,500,000 portion of the Loan during the three months ended March 31, 2013.

Principal and interest payments on the $7,000,000 portion of the Loan (from the Second $7 Million Earnout) are expected to be approximately $3,300,000 in 2013.  In addition, interest payments on the original $8,500,000 portion of the Loan are expected to be approximately $1,120,000 in 2013.

Net cash provided by investing activities during Q1-13 was $617,870 primarily attributable to cash received on the Loan. By comparison, net cash provided by investing activities during Q1-12 was $138,621 primarily attributable to the Hollywood.com earn-out payments to the Company.

Net cash used in financing activities during Q1-13 was $755,263, which cash was primarily attributable to Hollywood Media’s stock buy-back of 510,700 shares of Hollywood Media’s common stock and payments under capital leases. By comparison, net cash used in financing activities during Q1-12 was $6,753, which cash usage was for payments under capital lease obligations.

Sale of Hollywood.com Business Unit to R&S Investments, LLC

On August 21, 2008, Hollywood Media entered into and simultaneously closed on a definitive purchase agreement with R&S Investments, LLC, pursuant to which R&S Investments acquired the Hollywood.com Business for a potential purchase price of $10.0 million, which included $1.0 million in cash that was paid to Hollywood Media at closing and potential earnout payments of up to $9.0 million. Since August 21, 2008, $1,892,692 in earnout payments were paid to Hollywood Media. Hollywood Media also received $2,950,000 in connection with the buy-out of the Hollywood.com earnout by R&S Investments. For additional information about the Hollywood.com business transactions and the purchase of the Hollywood.com earnout by R&S Investments, see Note 3 “Discontinued Operations” in the Notes to unaudited condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

[34]

Capital Expenditures

Hollywood Media’s capital expenditures during the three months ended March 31, 2013 were $40,784. We currently anticipate that additional capital expenditures during 2013 will total approximately $35,000 including various system and equipment upgrades.

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

Off-Balance Sheet Arrangements

At March 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes of the sort contemplated by paragraph (a) (4) of Item 303 of SEC Regulation S-K. As such, management believes that we currently do not have any disclosures to make of the sort contemplated by paragraph (a) (4) of Item 303 of SEC Regulation S-K regarding “off-balance sheet arrangements.”

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

[35]

Derivative Instruments

The Company records derivative instruments at fair value in our accompanying condensed consolidated balance sheet with changes in the fair values of those instruments reported in earnings in our condensed consolidated results of operations. The Company does not hold any derivative instruments that reduce risk associated with hedging exposure, accordingly the Company has not designated any of its derivatives liability financial instruments as hedging instruments. For additional information about our significant accounting policies, including the critical accounting policies discussed below, see Note 2 – Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and Note 2 to the Consolidated Financial Statements included in Part II, Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

In September 2011, the FASB issued ASU No. 2011-08, “Testing for Goodwill Impairment (Topic 350),” (“ASU 2011-08”). ASU 2011-08 allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011 and its early adoption by the Company during the quarter ended September 30, 2011 did not have a material effect on the Company’s consolidated financial statements.

The Company believes that the disparity between the book value of its assets as compared to the market capitalization of its business is in large part a consequence of market conditions, including perceived risks in the debt markets, the Company’s industry and the broader economy. While the Company believes that some of these risks are unique to specific companies, some represent global industry risks. The Company believes that there is no fundamental change in our underlying business model or prospects for our Company. The Company has evaluated the impairment of its goodwill, giving consideration to these risks, and their impact upon the respective reporting units’ fair values, and has reported impairments where it deems appropriate. The Company believes that the fair value of its remaining reporting unit that contains goodwill at March 31, 2013 and December 31, 2012 exceeded the book value of those units.

[36]

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

[37]

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of Hollywood Media’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer and Chief Accounting Officer (principal financial and accounting officer), of the effectiveness of Hollywood Media’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, Hollywood Media’s management, including the Chief Executive Officer and Chief Financial Officer and Chief Accounting Officer, have concluded that Hollywood Media’s disclosure controls and procedures were effective, as of March 31, 2013, to ensure that information required to be disclosed by Hollywood Media in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to Hollywood Media’s management, including the Chief Executive Officer and Chief Financial Officer and Chief Accounting Officer, to allow timely decisions regarding required disclosure.

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

[38]

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Hollywood Media did not issue any securities during the quarter ended March 31, 2013, in transactions that were not registered under the Securities Act of 1933.

[39]

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

The following table provides information with respect to common stock purchases by Hollywood Media during the first quarter of 2013.  For additional information relating to the stock repurchase program, see “Liquidity and Capital Resources” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Maximum
				Total Number of	Approximate
				Shares Purchased	Dollar Value of Shares
				as Part of Publicly	that May Yet Be
	Total Number of	Average Price		Announced Plans	Purchased Under the
Period	Shares Purchased	Paid Per Share		or Programs(1)	Plans or Programs(1)

January 1, 2013 through January 31, 2013	510,700	$1.47	(2)	510,700	$1,923,295	(3)

February 1, 2013 through February 28, 2013	–	$–		–	$–

March 1, 2013 through March 31, 2013	–	$–		–	$–

Total	510,700	$1.47	(2)	510,700	$1,923,295	(3)

(1)	As stated above, Hollywood Media reported in its Form 8-K report filed on October 4, 2007, that its Board of Directors authorized a stock repurchase program under which Hollywood Media may use up to $10 million of its cash to repurchase shares of its outstanding common stock. The stock repurchase program was approved by Hollywood Media’s Board of Directors on September 28, 2007 and was initially announced via press release on October 1, 2007. The stock repurchase program has no time limit and may be suspended for periods or discontinued at any time, and there is no guarantee as to the number of shares that will be purchased or the amount of cash to be utilized for purchases under the stock repurchase program.

(2)	Includes a broker commission of $12,292.
[40]

(3)	As of March 31, 2013, calculated by subtracting (i) the total price paid for all shares purchased under the stock repurchase program from inception through March 31, 2013, or $8,076,705, from (ii) the $10 million potential maximum dollar value of repurchases approved under the life of the stock repurchase program.

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

101**+

The following financial information from Hollywood Media Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2013 and 2012, and (iv) the Notes to Condensed Consolidated Financial Statements (unaudited).

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

[41]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYWOOD MEDIA CORP.
Date: May 14, 2013	By:	/s/ Mitchell Rubenstein
Mitchell Rubenstein, Chairman of the Board and Chief Executive Officer (Principal executive officer)

Date: May 14, 2013	By:	/s/ Tammy G. Hedge
Tammy G. Hedge, Chief Financial Officer and Chief Accounting Officer (Principal financial and accounting officer)

[42]