Form 10-Q
period 2013-06-30
HOLLYWOOD MEDIA CORP
filed 2013-08-14
CIK 912544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes   ☐  No   ☒

As of August 13, 2013, there were 22,640,966 shares of the registrant’s common stock, $.01 par value, outstanding.

HOLLYWOOD MEDIA CORP.

Table of Contents

		Page(s)

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	3

	Condensed Consolidated Statements of Operations (unaudited) for the Six and Three Months ended June 30, 2013 and 2012	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months ended June 30, 2013 and 2012	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6-22

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23-38

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	39

ITEM 4.	CONTROLS AND PROCEDURES	39

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	40

ITEM 1A.	RISK FACTORS	40

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	40-41

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	42

ITEM 4.	MINE SAFETY DISCLOSURES	42

ITEM 5.	OTHER INFORMATION	42

ITEM 6.	EXHIBITS	42

[2]

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,669,277	$11,378,519
Prepaid expenses	1,227,912	329,915
Other receivables	69,953	75,105
Notes receivable, current	1,567,837	1,375,545
Related party receivable	26,552	37,287
Current portion of deferred compensation	430,000	430,000
Total current assets	12,991,531	13,626,371

PROPERTY AND EQUIPMENT, net	286,604	240,645
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED INVESTEES	138,082	138,384
INTANGIBLE ASSETS, net	4,466	8,683
GOODWILL	6,200,000	6,200,000
OTHER ASSETS	727,982	727,982
NOTES RECEIVABLE, less current portion	4,195,677	4,455,106
WARRANT	750,000	700,000
DEFERRED COMPENSATION, less current portion	303,651	518,651
TOTAL ASSETS	$25,597,993	$26,615,822

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$664,588	$414,123
Accrued expenses and other	851,587	1,036,788
Deferred revenue	104,451	111,669
Current portion of capital lease obligations	15,023	16,255
Total current liabilities	1,635,649	1,578,835

CAPITAL LEASE OBLIGATIONS, less current portion	30,444	2,152
OTHER DEFERRED LIABILITY	161	355
DEFERRED REVENUE	9,000	14,000
DERIVATIVE LIABILITIES	60,000	60,000

TOTAL LIABILITIES	1,735,254	1,655,342

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; 22,640,966 and 23,162,466 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	226,410	231,625
Additional paid-in capital	292,831,089	293,591,903
Accumulated deficit	(269,194,760)	(268,863,048)
Total shareholders’ equity	23,862,739	24,960,480
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$25,597,993	$26,615,822

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

[3]

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012

NET REVENUES	$183,461	$333,047	$102,402	$156,213

OPERATING COSTS AND EXPENSES
Editorial, production, development and technology	113,322	282,776	55,824	157,672
Selling, general and administrative	1,696,191	1,200,978	755,144	696,132
Payroll and benefits	898,787	1,250,583	467,541	851,862
Depreciation and amortization	42,088	75,164	20,953	37,570

Total operating costs and expenses	2,750,388	2,809,501	1,299,462	1,743,236

Loss from operations	(2,566,927)	(2,476,454)	(1,197,060)	(1,587,023)

(LOSSES) EARNINGS OF UNCONSOLIDATED INVESTEES	(292)	17,815	(140)	(53,982)

OTHER INCOME (EXPENSE)
Interest, net	973,847	513,009	480,547	259,972
Accretion of discount, net of allowance for uncollectability	1,250,373	-	639,894	-
Other, net	52,124	(1,674)	51,586	32,203
Total other income	2,276,344	511,335	1,172,027	292,175

Loss from continuing operations before income taxes	(290,875)	(1,947,304)	(25,173)	(1,348,830)
Income tax (expense)	(40,837)	-	(17,857)	-
Loss from continuing operations	(331,712)	(1,947,304)	(43,030)	(1,348,830)

Gain on sale of discontinued operations, net of income taxes	-	975,973	-	778,456
Income from discontinued operations	-	22,584	-	34,166

Income from discontinued operations	-	998,557	-	812,622

Net loss	$(331,712)	$(948,747)	$(43,030)	$(536,208)

Basic and diluted (loss) income per common share
Continuing operations	$(0.01)	$(0.08)	$(0.01)	$(0.06)
Discontinued operations	-	0.04	-	0.04
Total basic and diluted net loss per share	$(0.01)	$(0.04)	$(0.01)	$(0.02)

Weighted average common and common equivalent shares outstanding – basic and diluted	22,712,110	23,179,066	22,648,740	23,179,066

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of operations.

[4]

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(331,712)	$(948,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations	-	(349,342)
Depreciation and amortization	42,088	75,164
Accretion of discount, net of allowance for uncollectability	(1,250,373)	-
Equity in losses of unconsolidated investees, net of distributions or dividends	292	148,526
Amortization of deferred compensation costs - officers	215,000	215,000
Loss on disposal of fixed assets	1,068	1,387
Gain on sale of business	-	(649,215)
Change in fair value of derivative liabilities	-	(50,000)
Change in fair value of warrant	(50,000)	-

Changes in assets and liabilities:
Prepaid expenses	(897,997)	(37,284)
Other receivables	5,152	75,516
Related party receivable	10,735	(16,377)
Other assets	(12,292)	(49,800)
Accounts payable	250,465	116,562
Accrued expenses and other	(185,200)	255,686
Deferred revenue	(12,218)	(120,175)
Other deferred liability	(194)	(10,913)
Net cash used in operating activities – Continuing operations	(2,215,186)	(1,344,012)
Net cash used in operating activities – Discontinued operations	-	(38,134)
Net cash used in operating activities	(2,215,186)	(1,382,146)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(47,200)	(36,222)
Cash received on notes receivable	1,329,808	155,511
Net cash provided by investing activities	1,282,608	119,289

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under capital lease obligations	(10,635)	(11,734)
Purchase of Company stock	(766,029)	-
Net cash used in financing activities	(776,664)	(11,734)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,709,242)	(1,274,591)

CASH AND CASH EQUIVALENTS, beginning of period	$11,378,519	3,683,063

CASH AND CASH EQUIVALENTS, end of period	$9,669,277	2,408,472

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
AND NON-CASH FINANCING ACTIVITIES
Interest paid	$4,138	$3,489
Income taxes paid	$423,613	$38,000
Non-cash capital leases	$37,695	$-

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

[5]

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)	BASIS OF PRESENTATION AND CONSOLIDATION:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by Hollywood Media Corp. (“Hollywood Media”, “our” or “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The accompanying financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly Hollywood Media’s condensed consolidated financial position, results of operations and cash flows. The results of operations for the six and three months ended June 30, 2013 and the cash flows for the six months ended June 30, 2013 are not necessarily indicative of the results of operations or cash flows for the remainder of 2013. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission.

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

The weighted average number of common shares issuable upon conversion of convertible securities and upon exercise of outstanding options and warrants totaled 75,000 shares for each of the six and three months ended June 30, 2013 and such shares were excluded from the calculation of basic and diluted loss per share for the six and three months ended June 30, 2013 because their impact was anti-dilutive to the loss per share from continuing operations. Unvested shares are not included in the basic calculation until vesting occurs and are not included in the diluted calculation because they are anti-dilutive. There were no unvested shares as of June 30, 2013 and 2012, respectively.

[6]

	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012

Basic weighted average shares outstanding	22,712,110	23,179,066	22,648,740	23,179,066
Effect of dilutive unvested restricted stock	-	-	-	-
Dilutive weighted average shares outstanding	22,712,110	23,179,066	22,648,740	23,179,066

Options to purchase shares of Common Stock and other stock-based awards outstanding which are not included in the calculation of diluted income (loss) per share because their impact is anti-dilutive	75,000	75,000	75,000	75,000

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

Recent Accounting Pronouncements

In October 2012, the FASB issued ASU 2012-04, ''Technical Corrections and Improvements" in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have a material impact on our financial position or results of operations.

(3)	DISCONTINUED OPERATIONS:

Sale of Broadway Ticketing Division to Key Brand Entertainment, Inc.

On December 15, 2010, Hollywood Media completed the sale of its Broadway Ticketing Division (the “Broadway Sale”) through the sale of all of the outstanding capital stock of Theatre Direct NY, Inc. (“Theatre Direct”) to Key Brand Entertainment Inc. (“Key Brand”), as contemplated by the Stock Purchase Agreement, dated as of December 22, 2009, as amended, entered into between Hollywood Media and Key Brand (as amended, the “Purchase Agreement”). There are no material relationships among Hollywood Media and Key Brand or any of their respective affiliates other than in respect of the Purchase Agreement and the related ancillary agreements.

[7]

Pursuant to the Purchase Agreement, at the closing of the Broadway Sale, (a) Hollywood Media received (i) $20,530,102 in cash (including $530,102 pursuant to the estimated working capital adjustment described in the Purchase Agreement), (ii) an $8,500,000 note (the “Loan”) from Key Brand pursuant to a Second Lien Credit, Security and Pledge Agreement, dated as of December 15, 2010 (as amended, the “Credit Agreement”), pursuant to which Key Brand is obligated to pay Hollywood Media interest at a rate of 12% per annum, with the Loan maturing on December 15, 2015, which Loan is secured on a second lien basis by all stock and assets of Theatre Direct and its subsidiaries, and (iii) a warrant to purchase 5% of the outstanding shares of common stock of Theatre Direct as of the closing date on a fully diluted basis at an exercise price of $.01 per share (as amended, the “Warrant”), and (b) Key Brand assumed $1,600,000 of liabilities associated with employment agreements with certain employees of Theatre Direct. In addition, Hollywood Media was entitled to receive earnout payments (“the Earnout”) of up to $14,000,000, in two $7,000,000 tranches, contingent upon Theatre Direct and its subsidiaries achieving certain revenue targets during the period from the closing date through the end of the 10th full fiscal year following the closing date as set forth in the Purchase Agreement.

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

[8]

Hollywood Media initially recorded the Second $7 Million Earnout at a fair value of $4,500,000, which reflects a $2,500,000 discount.  Hollywood Media will amortize the $2,500,000 discount under the effective interest method.  Amortization under the effective interest method is included in "Accretion of discount, net of allowance for uncollectability" in the accompanying unaudited condensed consolidated statements of operations.  On December 31, 2012, Hollywood Media received a scheduled payment under the Loan in the amount of $1,002,128, which included a principal payment of $538,462, an interest payment of $203,000 on the $7,000,000 portion of the Loan and $260,666 of interest on the $8,500,000 portion of the Loan.  The principal payment of $538,462, combined with accretion of discount of $288,585, reduced the value of the $7,000,000 portion of the Loan from $4,500,000 to $4,250,123.  Accretion of discount, net of the reversal of previously recorded allowance for bad debt, was $1,429,315 on the $8,500,000 portion of the Loan during the three months ended December 31, 2012. For the six months ended June 30, 2013, Hollywood Media received scheduled payments under the Loan in the amount of $2,248,977, which included principal payments of $1,292,308, interest payments of $401,100 on the $7,000,000 portion of the Loan and $555,569 of interest on the $8,500,000 portion of the Loan.  The principal payments of $1,292,308, combined with accretion of discount of $666,126, reduced the value of the $7,000,000 portion of the Loan from $4,250,123 at December 31, 2012 to $3,623,941 at June 30, 2013. The uncollected face amount (principal) of the $7,000,000 portion of the Loan was $5,169,231 and $6,461,538 at June 30, 2013 and December 31, 2012, respectively.

For the three months ended June 30, 2013, Hollywood Media received a scheduled payment under the Loan in the amount of $1,116,573, which included a principal payment of $646,154, an interest payment of $191,100 on the $7,000,000 portion of the Loan and $279,319 of interest on the $8,500,000 portion of the Loan.  The principal payment of $646,154, combined with accretion of discount of $322,800, reduced the value of the $7,000,000 portion of the Loan from $4,250,123 at December 31, 2012 to $3,623,941 at June 30, 2013.  Accretion of discount was $584,253 and $317,094 on the $8,500,000 portion of the Loan during the six and three months ended June 30, 2013, respectively.

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

[9]

December 2012 Amendments to the Credit Agreement and the Warrant and New Intercreditor Agreement

On December 31, 2012, Hollywood Media entered into Amendment No. 2 to the Credit Agreement,(the “Second Credit Agreement Amendment”). Pursuant to the Second Credit Agreement Amendment, (i) effective as of December 31, 2012, the interest rate on the Loan was increased from 12% per annum to 13% per annum, (ii) the maturity date of the Loan was shortened from December 15, 2015 to June 30, 2015, (iii) Hollywood Media consented to Key Brand amending and restating Key Brand’s senior secured credit agreement to replace Key Brand’s prior senior lender, JPMorgan Chase Bank, N.A., with Key Brand’s new senior lender, Terido LLP (with the terms and conditions of such senior secured credit agreement remaining substantially the same), (iv) subject to the terms and conditions of the Terido Intercreditor Agreement described below, the net proceeds from any indebtedness incurred by Key Brand that is not otherwise permitted under Key Brand’s amended and restated senior secured credit agreement (other than from the proceeds of a refinancing of such amended and restated senior secured credit agreement) will be used to prepay the Loan, (v) the prior consent of Hollywood Media is required for any amendment to Key Brand’s amended and restated senior secured credit agreement that would be adverse to Hollywood Media in any material respect, and (vi) Key Brand will provide Hollywood Media with additional and more frequent financial reporting. Except as described in this paragraph, the terms and conditions of the Credit Agreement and the Loan remain substantially the same.

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

On December 31, 2012, in connection with the Second Credit Agreement Amendment, the Warrant was amended to (i) shorten the earliest date that Hollywood Media can put the Warrant to Theatre Direct from December 16, 2017 to June 30, 2015, (ii) increase the minimum price that Hollywood Media can put the Warrant to Theatre Direct from $1,000,000 to $3,000,000, and (iii) increase the minimum price that Theatre Direct can redeem the Warrant from Hollywood Media from $1,000,000 to $3,000,000. Except as described in the preceding sentence, the terms and conditions of the Warrant remain substantially the same. The Warrant is marked to market each reporting period to reflect changes in fair value. The fair value of the Warrant was $750,000 and $700,000 on June 30, 2013 and December 31, 2012, respectively.

In connection with the Second Credit Agreement Amendment, the Terido Intercreditor Agreement and the amendment to the Warrant described above, on December 31, 2012, Key Brand paid Hollywood Media an amendment fee of $50,000 and reimbursed Hollywood Media for all out-of-pocket costs and expenses incurred in documenting such agreements.

On August 8, 2013 Key Brand paid Hollywood Media a total of $16,611,738 consisting of $13,861,738 from the prepayment of the Loan and $2,750,000 from the redemption of the Warrant. For additional information about this transaction, see Note 10 “Subsequent Events.”

Hollywood.com Business

On August 21, 2008, Hollywood Media entered into a purchase agreement (the “R&S Purchase Agreement”) with R&S Investments, LLC (“R&S Investments”) for the sale of Hollywood Media’s subsidiaries Hollywood.com, Inc. and Totally Hollywood TV, LLC (collectively, the “Hollywood.com Business”). R&S Investments is wholly-owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Laurie S. Silvers, Hollywood Media’s President, Secretary and Vice-Chairperson of the Board. Pursuant to the R&S Purchase Agreement, Hollywood Media sold the Hollywood.com Business to R&S Investments for a potential purchase price of $10,000,000 cash, which included $1,000,000 that was paid to Hollywood Media at closing and potential earnout payments totaling $9,000,000, of which $1,892,692 had been paid as of August 2012. Hollywood Media recognized $326,758 and $129,241 in earnout gain during the six and three months ended June 30, 2012, which is included in “Gain on sale of discontinued operations, net of income taxes” in our accompanying unaudited condensed consolidated statements of operations. Hollywood Media does not have a significant continuing involvement in the Hollywood.com Business operations.

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

[11]

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

Pursuant to the Share Purchase Agreement, the purchase price for the Purchased Shares is U.S. $250,000, payable in cash in a non-interest bearing loan in twenty equal quarter-annual installments of $12,500 each over a period of five years. Subject to the terms and conditions of the Share Purchase Agreement, the first installment of the purchase price was due and was paid to the Company on July 31, 2012 and subsequent installments of the purchase price are due every three calendar months thereafter. The Company imputed interest at 16.5% per annum on this non-interest bearing loan resulting in a discounted amount of $168,014 which was included in the total gain on sale attributable to the sale of Cinemasource UK Limited of $649,215 for the six months ended June 30, 2012. The current portion of the discounted amount of the non-interest bearing loan is included in “Notes receivable, current” and the long-term portion of the non-interest bearing loan is included in “Notes receivable, less current portion” in our accompanying unaudited condensed consolidated balance sheets.

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

[12]

Results from Discontinued Operations

The net income from discontinued operations has been classified in the accompanying unaudited condensed consolidated statements of operations as “Income from discontinued operations” and includes the gain on sale of the Hollywood.com Business and the Cinemasource UK Limited Business. Summarized results of discontinued operations include the operating loss from the Cinemasource UK Limited Business and through their respective dates of disposition, for the six and three months ended June 30, 2013 and 2012, respectively.

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Revenues:	-	$701,857	-	$168,816

Gain on sale of discontinued operations, net of income taxes	-	975,973	-	778,456

Income from discontinued operations	-	22,584	-	34,166

Income from discontinued operations	-	$998,557	-	$812,622

(4)	STOCK REPURCHASE PROGRAM:

During the first and second quarter of 2013, 510,700 shares and 10,800 shares, respectively, of Hollywood Media’s common stock were purchased under the repurchase program for $749,966 and $16,063, respectively. No shares were repurchased during the first and second quarter of 2012. For additional information relating to the stock repurchase program, see Part II, Item 2 of this Quarterly Report on Form 10-Q and “Liquidity and Capital Resources” in Part I, Item 2 of this Quarterly Report on Form 10-Q. As of June 30, 2013, the maximum approximate dollar value of shares that could be purchased under the Repurchase Program was $1,907,232 (calculated by subtracting (i) the total paid for all shares purchased under the Repurchase Program from inception through June 30, 2013 which was $8,092,768 from (ii) the $10,000,000 potential maximum dollar value of repurchases approved under the life of the Repurchase Program).

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

[13]

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

Compensation Liabilities

On December 29, 2009, the Company and Mitchell Rubenstein and Laurie S. Silvers entered into amended and restated employment agreements which include a compensation arrangement that includes the right for each to receive 5% of all of the distributions that the Company receives from its interest in MovieTickets.com which includes 5% to each of all proceeds received by the Company from either dividends or from the sale of all or any portion of MovieTickets.com.  In connection with the buyout of the obligation of R&S Investments, LLC to pay to Hollywood Media the Hollywood.com earnout under the R&S Purchase Agreement, the Rubenstein Silvers Letter Agreement reduced the amount of distributions payable to Mr. Rubenstein and Ms. Silvers. The fair value of this liability, which was initially measured on March 15, 2011, the date that the compensation arrangement was effective, is recorded in “Derivative Liabilities”, with any changes in the fair value recorded in “Other, net” in the accompanying unaudited condensed consolidated statements of operations. See Note 3, “Discontinued Operations” to these unaudited condensed consolidated financial statements for information on the Buyout Amount and its reduction of the derivative liability. At June 30, 2013 and December 31, 2012, the fair value of the derivative liability was $60,000.

[14]

Warrant in Theatre Direct

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

On December 31, 2012, in connection with the Second Credit Agreement Amendment, the Warrant was amended to (i) shorten the earliest date that Hollywood Media can put the Warrant to Theatre Direct from December 16, 2017 to June 30, 2015, (ii) increase the minimum price that Hollywood Media can put the Warrant to Theatre Direct from $1,000,000 to $3,000,000, and (iii) increase the minimum price that Theatre Direct can redeem the Warrant from Hollywood Media from $1,000,000 to $3,000,000.  After estimating future cash flows adjusted for risk factors it was determined that the fair value of the Warrant was $750,000 and $700,000 at June 30, 2013 and December 31, 2012, respectively.

The estimate of fair value of the Warrant employed using a multiples approach and discounted cash flow analysis and assumed the Warrant was to be monetized as of the valuation date.  The value of the Warrant was then adjusted to reflect a range of outcomes and assigned probability weights, and the Warrant's put and call rights of Hollywood Media and Key Brand.  The key assumptions used to determine the fair value of the Warrant during fiscal 2013 and fiscal 2012 were: implied multiples used in the business enterprise value income and market approaches ranging from 3.25 to 4.0; and a discount rate of 25%, based on the Company’s best estimate of the equity cost of capital adjusted for risks associated with the Warrant.

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

The following table presents the Company’s derivative liabilities and Warrant on a recurring basis and the Company’s goodwill on a non-recurring basis within the fair value hierarchy utilized to measure fair value as of June 30, 2013:

	Level 1	Level 2	Level 3

Derivative liabilities	0	0	$60,000

Warrant	0	0	$750,000

Goodwill	0	0	$6,200,000

There were no transfers between the levels of the fair value hierarchy during the quarter ended June 30, 2013.

[15]

The following table presents a reconciliation of the compensation derivative liabilities measured at fair value on a recurring basis using significant unobservable input (Level 3) from December 31, 2012 to June 30, 2013:

Compensation
derivative
liabilities

Balance at December 31, 2012	$60,000
Change in fair value included in earnings	-
Balance at June 30, 2013	$60,000

The following table presents a reconciliation of the Warrant measured at fair value on a recurring basis using significant unobservable input (Level 3) from December 31, 2012 to June 30, 2013:

Warrant

Balance at December 31, 2012	$700,000
Change in fair value included in "Other, net"	50,000
Balance at June 30, 2013	$750,000

On August 8, 2013 Key Brand paid Hollywood Media a total of $16,611,738 consisting of $13,861,738 from the prepayment of the Loan and $2,750,000 from the redemption of the Warrant. For additional information about this transaction, see Note 10 “Subsequent Events.”

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

[16]

As of June 30, 2013, the Ad Sales segment consists of the Company’s investment in MovieTickets.com. As the Company accounts for its investment in MovieTickets.com under the equity method of accounting, there are no net revenues, operating income (loss), capital expenditures or depreciation and amortization expense to report for the Ad Sales segment. The following table illustrates the financial information regarding Hollywood Media’s reportable segments.

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Revenues:
Intellectual Properties	$183,461	$333,047	$102,402	$156,213
Other	-	-	-	-
	$183,461	$333,047	$102,402	$156,213

Operating Loss:
Intellectual Properties	$(132,197)	$(23,381)	$(72,436)	$(42,287)
Other	(2,434,730)	(2,453,073)	(1,124,624)	(1,544,736)
	$(2,566,927)	$(2,476,454)	$(1,197,060)	$(1,587,023)

Capital Expenditures:
Intellectual Properties	$2,489	$-	$2,489	$-
Other	44,711	36,222	3,927	19,332
	$47,200	$36,222	$6,416	$19,332

Depreciation and
Amortization Expense:
Intellectual Properties	$506	$2,224	$241	$1,112
Other	41,582	72,940	20,712	36,458
	$42,088	$75,164	$20,953	$37,570

	June 30,	December 31,
	2013	2012
	(unaudited)
Segment Assets:
Ad Sales	$6,197,998	$6,197,998
Intellectual Properties	332,648	893,961
Other	19,067,347	19,523,863
	$25,597,993	$26,615,822

(7)	CERTAIN COMMITMENTS AND CONTINGENCIES:

Litigation

On October 27, 2011, the Company and National Amusements Inc. filed a lawsuit against AMC Entertainment Inc. (“AMC”) (Case No. 50 2011 CA 016684) in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida relating to MovieTickets.com.  On February 8, 2012, MovieTickets.com, Inc. joined the lawsuit against AMC and an amended complaint was filed. MovieTickets.com is an online movie ticketing service in which Hollywood Media, National Amusements, Inc. and AMC each own a 26.2% equity interest.

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

Hollywood Media owns 26.2% of the equity in MovieTickets.com, Inc. as of June 30, 2013 and shares in 26.2% of the income or losses generated by the joint venture.  This investment is recorded under the equity method of accounting, recognizing 26.2% of ownership of MovieTickets.com income or loss as “Earnings of Unconsolidated Investees” in the accompanying unaudited condensed consolidated statements of operations.

Hollywood Media recorded its 26.2% share of net loss of $72,115 and $121,034 under “Earnings of unconsolidated investees” in the accompanying unaudited condensed consolidated statement of operations for the six and three months ended June 30, 2012, respectively. Hollywood Media did not record $33,035 of its share of losses from MovieTickets.com for 2012 and $367,717 for the six months ended June 30, 2013 for a total of $400,752, because accumulated dividends and net losses from 2013 and prior years exceed the Company’s investment in MovieTickets.com as of June 30, 2013. There were no dividends declared or received during the six and three months ended June 30, 2013 or during the six and three months ended June 30, 2012.

(9)	RELATED PARTY TRANSACTIONS:

Hollywood Media recorded $326,758 and $129,241 in earn-out gain from R&S Investments, LLC (“R&S Investments”) during the six and three months ended June 30, 2012, respectively, which is included in “Gain on sale of discontinued operations, net of income taxes” in our accompanying unaudited condensed consolidated statements of operations. As of June 30, 2013, the Company had $26,552 included in “Related Party Receivable” in our accompanying unaudited condensed consolidated balance sheet which primarily consisted of expense reimbursements from R&S Investments. As of December 31, 2012, the Company had $37,287 included in “Related Party Receivable” in our accompanying consolidated balance sheet which primarily consisted of expense reimbursements from R&S Investments.  During the year ended December 31, 2012, Hollywood Media received such earn-out amounts and expense reimbursements in accordance with the payment terms.

[18]

Pursuant to the R&S Agreement dated August 28, 2012, in exchange for the Buyout Amount, which payment has been made to Hollywood Media, R&S Investments fully satisfied all of its obligation to pay the purchase price under Section 3.1 of the R&S Purchase Agreement and any additional consideration or earnout payment under Section 3.3 of the R&S Purchase Agreement, and R&S Investments shall have no further obligations and/or liabilities (and Hollywood Media shall have no further rights and/or remedies) under Article III of the R&S Purchase Agreement or otherwise.  Accordingly, the earnout receivable from R&S Investments, LLC was $0 as of December 31, 2012 and June 30, 2013.  See Note 3, “Discontinued Operations” to these unaudited condensed consolidated financial statements for more information on the R&S Agreement, the Buyout Amount and this transaction.

On October 27, 2011, following Project Hollywood’s acquisition of all of the membership interests of Baseline LLC, Hollywood Media acquired a 21.74% ownership interest in Project Hollywood for $1.25 million, which was contributed to Project Hollywood and which was based on the same per membership unit price paid by Baseline Holdings LLC for its 78.26% ownership interest in Project Hollywood .  The funds contributed were used for working capital and other capital needs of the Baseline StudioSystems business.      Project Hollywood entered into two agreements with the two former senior executives of Baseline StudioSystems to manage the business on a day-to-day basis, as of December 1, 2011.  Under those agreements, the managers will each receive 7.5% of Project Hollywood membership units subject to a three year vesting schedule (at a rate of 2.5% per annum) and the obtaining of certain performance-based EBITDA hurdles each year.  Under that vesting schedule, Hollywood Media’s ownership in Project Hollywood was reduced to 20.65% at June 30, 2012.

Distributions of $177,182 to Hollywood Media reduced Hollywood Media’s investment in Project Hollywood during the six months ended June 30, 2012.

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

[19]

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

Amended and Restated Employment Agreements of Mr. Rubenstein and Ms. Silvers

On December 23, 2009, (i) Hollywood Media and Mitchell Rubenstein entered into an amendment to his amended and restated employment agreement (as amended, the “Rubenstein Employment Agreement”) and (ii) Hollywood Media and Laurie S. Silvers entered into an amendment to her amended and restated employment agreement (as amended the “Silvers Employment Agreement”) which amendments provided for, among other things, the following:

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

[20]

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

[21]

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

Tekno Books Advertising

On March 5, 2013 and May 1, 2013, in connection with the reorientation process of Tekno Books from print to digital distribution, Hollywood Media entered into advertising agreements with MovieTickets.com for a total of $819,000 whereby Hollywood Media paid this amount for advertisements starting in the third quarter of 2013 which will be expensed as the advertisements run. Of this amount, $170,000 is an advance against a fee of $1 per digital book to MovieTickets.com for books sold via MovieTickets.com. The $819,000 is included in “Prepaid expenses” in the accompanying unaudited condensed consolidated balance sheet at June 30, 2013.

(10)	SUBSEQUENT EVENTS:

On August 8, 2013, Hollywood Media entered into the transaction agreement (the "Transaction Agreement”) by and among Key Brand, Theatre Direct, and Hollywood Media for the prepayment by Key Brand in full of the amount owed to Hollywood Media pursuant to the Loan.   Pursuant to the Transaction Agreement, Key Brand paid to Hollywood Media on August 8, 2013 in cash the amount of $13,861,738, which constituted the outstanding principal plus accrued interest through August 8, 2013 of the Loan.  The Loan was scheduled to mature on June 30, 2015.

In addition, pursuant to the Transaction Agreement, Theatre Direct redeemed the Warrant.   The redemption price for the Warrant was $2,750,000 and was paid on August 8, 2013 to Hollywood Media.  The Warrant provided, among other things, that Hollywood Media could sell the Warrant to Theatre Direct for a floor amount of $3,000,000 beginning on June 30, 2015.

Accordingly, Hollywood Media received on August 8, 2013 a total of $16,611,738 consisting of $13,861,738 from the prepayment of the Loan and $2,750,000 from the redemption of the Warrant.

[22]

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q or that are otherwise made by us or on our behalf about our financial condition, results of operations and business constitute “forward-looking statements,” within the meaning of federal securities laws. Hollywood Media Corp. (“Hollywood Media”, “our”, or “Company”) cautions readers that certain important factors may affect Hollywood Media’s actual results, levels of activity, performance or achievements and could cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements anticipated, expressed or implied by any forward-looking statements that may be deemed to have been made in this Quarterly Report on Form 10-Q or that are otherwise made by or on behalf of Hollywood Media. Without limiting the generality of the foregoing, “forward-looking statements” are typically phrased using words such as “may,” “will,” “should,” “expect,” “plans,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “pro forma” or “continue” or the negative variations thereof or similar expressions or comparable terminology. Factors that may affect Hollywood Media’s results and the market price of our common stock include, but are not limited to:

•	our operating losses;

•	negative cash flows and accumulated deficit;

•	our ability to develop and maintain strategic relationships;

•	MovieTickets.com Inc.’s ability to compete with the other online movie ticketing service and other competitors and the outcome of, and potential impact of matters relating to, the lawsuit filed by Hollywood Media, National Amusements Inc. and MovieTickets.com, Inc. against AMC Entertainment Inc. relating to MovieTickets.com (for more information about such lawsuit, see Part II, Item 1 (Legal Proceedings) of this Quarterly Report on Form 10-Q and Note 7 “Certain Commitments and Contingencies” in the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q);

•	MovieTickets.com Inc.’s ability to compete with the other online movie ticketing service following the departure of AMC Entertainment, Inc., MovieTickets.com Inc.’s largest exhibitor in terms of ticket sales, to MovieTickets.com Inc.’s competitor;

•	our ability to maintain and obtain sufficient capital to finance our operations;

•	our ability to realize anticipated cost efficiencies;

•	government regulation;

•	adverse economic factors such as recession, war, terrorism, international incidents or labor strikes and disputes;

•	our ability to design, implement and maintain effective internal controls;

•	dependence on our founders;

•	the unpredictability of our stock price;

•	the possibility of our common stock being delisted from the NASDAQ Global Market and not qualifying for trading on another exchange or market (such as the NASDAQ Capital Market, the NYSE MKT or the over-the-counter market); and

[23]

•	the impact of the death of Tekno Books’ former Chief Executive Partner, Dr. Martin Greenberg, on the ability of Tekno Books to maintain relationships it has with certain authors and publishers.

Hollywood Media is also subject to other risks detailed herein, or detailed in our Annual Report on Form 10-K for the year ended December 31, 2012, and in other filings made by Hollywood Media with the Securities and Exchange Commission.

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

Overview

Until December 15, 2010, Hollywood Media was comprised of various businesses focusing primarily on online ticket sales, deriving revenue primarily from Broadway, Off-Broadway and London’s West End ticket sales to individuals and groups, as well as advertising and book development license fees and royalties. Our Broadway Ticketing business was comprised of Broadway.com, 1-800-BROADWAY, Theatre Direct and Theatre.com. On December 15, 2010, we completed the Broadway Sale through the sale of all of the outstanding capital stock of Theatre Direct to Key Brand, as contemplated by the Purchase Agreement. Following this sale, our business segments for our continuing operations are as follows:

•	Ad Sales – includes Hollywood Media’s 26.2% equity interest in MovieTickets.com. Prior to the sale of Cinemasource UK Limited on May 1, 2012 (which business included UK Theatres Online Limited, Spring Leisure Limited, Cinemasonline Limited and WWW.CO.UK Limited), the Ad Sales segment also sold advertising on plasma TV displays throughout the U.K. and Ireland, on lobby display posters, movie brochure booklets and ticket wallets distributed in cinemas, live theater and other entertainment venues in the U.K. and Ireland. See Note 3, “Discontinued Operations” in the Notes to the unaudited condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for information on the sale of Cinemasource UK Limited. See Note 7, “Certain Commitments and Contingencies” in the Notes to the unaudited condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for information on the AMC litigation.

•	Intellectual Properties – owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it seeks to license and develop for books and other media. This segment includes our wholly-owned subsidiary, Tekno Books, and a book development business, and this segment does not include our 50% interest in NetCo Partners, for purposes of this discussion and analysis. We are beginning a reorientation process of this business from print to digital e-book distribution.

[24]

•	Other – is comprised of payroll and benefits for corporate and administrative personnel as well as other corporate-wide expenses, such as legal fees, audit fees, proxy costs, insurance, centralized information technology, and includes consulting and other fees and costs relating to compliance with the provisions of the Sarbanes-Oxley Act of 2002 that require Hollywood Media to assess and report on internal control over financial reporting, and related development of controls. Until August 28, 2012, this segment also included Hollywood Media’s equity interest in Project Hollywood, LLC (“Project Hollywood”) (which was reduced from 21.74% of the total equity in Project Hollywood to 20.65% of the total equity in Project Hollywood at June 30, 2012), which in turn owns Baseline. On August 28, 2012 Hollywood Media assigned to Baseline Holdings all of Hollywood Media’s membership interest in Project Hollywood in exchange for certain consideration. For additional information on the assignment of Hollywood Media’s interest in Project Hollywood and the change in Hollywood Media’s equity interest in Project Hollywood, see Note 9, “Related Party Transactions” in the Notes to the unaudited condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

Results of Operations

The following discussion and analysis should be read in conjunction with Hollywood Media’s unaudited condensed consolidated financial statements and the notes thereto included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

The Ad Sales segment currently consists of the Company’s investment in MovieTickets.com. As the Company accounts for its investment in MovieTickets.com under the equity method of accounting, there are no net revenues, operating income (loss), capital expenditures or depreciation and amortization expense to report for the Ad Sales segment. The following table summarizes Hollywood Media’s revenues, operating expenses and operating income (loss) from continuing operations by reportable segment for the six months ended June 30, 2013 (“Y2-13”) and 2012 (“Y2-12”) and the three months ended June 30, 2013 (“Q2-13”) and 2012 (“Q2-12”), respectively:

[25]

	Intellectual
	Properties	Other	Total

Y2-13
(unaudited)

Net Revenues	$183,461	$-	$183,461
Operating Expenses	315,658	2,434,730	2,750,388
Operating Loss	$(132,197)	$(2,434,730)	$(2,566,927)

Y2-12
(unaudited)

Net Revenues	$333,047	$-	$333,047
Operating Expenses	356,428	2,453,073	2,809,501
Operating Loss	$(23,381)	(2,453,073)	$(2,476,454)

Q2-13
(unaudited)

Net Revenues	$102,402	$-	$102,402
Operating Expenses	174,838	1,124,624	1,299,462
Operating Loss	$(72,436)	$(1,124,624)	$(1,197,060)

Q2-12
(unaudited)

Net Revenues	$156,213	$-	$156,213
Operating Expenses	198,500	1,544,736	1,743,236
Operating Loss	$(42,287)	(1,544,736)	$(1,587,023)

% of Total Net Revenue	100%	-	100%

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

[26]

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

Pursuant to the Share Purchase Agreement, the purchase price for the Purchased Shares is U.S. $250,000, payable in cash in a non-interest bearing loan in twenty equal quarter-annual installments of $12,500 each over a period of five years.  Subject to the terms and conditions of the Share Purchase Agreement, the first installment of the purchase price was due and was paid to the Company on July 31, 2012 and subsequent installments of the purchase price are due every three calendar months thereafter.  Hollywood Media received such payments in accordance with the payment terms.  The Company imputed interest at 16.5% per annum on this non-interest bearing loan resulting in a discounted amount of $168,014 which was included in the total gain on sale attributable to the sale of Cinemasource UK Limited of $649,215 during the six months ended June 30, 2012.  The current portion of the discounted amount of the non-interest bearing loan is included in “Notes receivable, current” and the long-term portion of the non-interest bearing loan is included in “Notes receivable, less current portion” in our accompanying unaudited condensed consolidated balance sheets contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

[27]

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

[28]

Hollywood Media initially recorded the Second $7 Million Earnout at a fair value of $4,500,000, which reflects a $2,500,000 discount.  Hollywood Media has been amortizing the $2,500,000 discount under the effective interest method.  Amortization under the effective interest method is included in "Accretion of discount, net of allowance for uncollectability" in the accompanying unaudited condensed consolidated statements of operations contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.  For the six months ended June 30, 2013, Hollywood Media received scheduled payments under the Loan in the amount of $2,248,977, which included principal payments of $1,292,308, interest payments of $401,100 on the $7,000,000 portion of the Loan and $555,569 of interest on the $8,500,000 portion of the Loan.  The principal payments of $1,292,308, combined with accretion of discount of $666,126, reduced the value of the $7,000,000 portion of the Loan from $4,250,123 at December 31, 2012 to $3,623,941 at June 30, 2013. For the three months ended June 30, 2013, Hollywood Media received a scheduled payment under the Loan in the amount of $1,116,573, which included a principal payment of $646,154, an interest payment of $191,100 on the $7,000,000 portion of the Loan and $279,319 of interest on the $8,500,000 portion of the Loan.  The principal payment of $646,154, combined with accretion of discount of $322,800, reduced the value of the $7,000,000 portion of the Loan from $4,250,123 at December 31, 2012 to $3,623,941 at June 30, 2013.  Accretion of discount was $584,253 and $317,094 on the $8,500,000 portion of the Loan during the six and three months ended June 30, 2013. On December 31, 2012, Hollywood Media received a scheduled payment under the Loan in the amount of $1,002,128, which included a principal payment of $538,462, an interest payment of $203,000 on the $7,000,000 portion of the Loan and $260,666 of interest on the $8,500,000 portion of the Loan.  The principal payment of $538,462, combined with accretion of discount of $288,585, reduced the value of the $7,000,000 portion of the Loan from $4,500,000 to $4,250,123.  Accretion of discount, net of the reversal of previously recorded allowance for bad debt, was $1,429,315 on the $8.5 million portion of the Loan during the three months ended December 31, 2012. The uncollected face amount (principal) of the $7,000,000 portion of the Loan was $5,169,231 and $6,461,538 at June 30, 2013 and December 31, 2012, respectively.

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

[29]

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

On December 31, 2012, in connection with the Second Credit Agreement Amendment, the Warrant was amended to (i) shorten the earliest date that Hollywood Media can put the Warrant to Theatre Direct from December 16, 2017 to June 30, 2015, (ii) increase the minimum price that Hollywood Media can put the Warrant to Theatre Direct from $1,000,000 to $3,000,000, and (iii) increase the minimum price that Theatre Direct can redeem the Warrant from Hollywood Media from $1,000,000 to $3,000,000.  Except as described in the preceding sentence, the terms and conditions of the Warrant remain substantially the same.  The Warrant is marked to market each reporting period to reflect changes in fair value.  The fair value of the Warrant was $750,000 and $700,000 at June 30, 2013 and December 31, 2012, respectively.

In connection with the Second Credit Agreement Amendment, the Terido Intercreditor Agreement and the amendment to the Warrant described above, on December 31, 2012 Key Brand paid Hollywood Media an amendment fee of $50,000 and reimbursed Hollywood Media for all out-of-pocket costs and expenses incurred in documenting such agreements.

For additional information about this transaction, see Note 3 “Discontinued Operations” in the Notes to the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

[30]

On August 8, 2013 Key Brand paid Hollywood Media a total of $16,611,738 consisting of $13,861,738 from the prepayment of the Loan and $2,750,000 from the redemption of the Warrant. For additional information about this transaction, see Note 10 “Subsequent Events” in the Notes to the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Sale of Hollywood.com Business to R&S Investments, LLC

On August 21, 2008, Hollywood Media entered into a purchase agreement (the “R&S Purchase Agreement”) with R&S Investments, LLC (“R&S Investments”) for the sale of Hollywood Media’s subsidiaries Hollywood.com, Inc. and Totally Hollywood TV, LLC (collectively, the “Hollywood.com Business”).  R&S Investments is wholly-owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Laurie S. Silvers, Hollywood Media’s President, Secretary and Vice-Chairperson of the Board.  Pursuant to the R&S Purchase Agreement, Hollywood Media sold the Hollywood.com Business to R&S Investments for a potential purchase price of $10,000,000 cash, which included $1,000,000 that was paid to Hollywood Media at closing and potential earnout payments totaling $9,000,000, of which $1,892,692 had been paid as of August 2012.  Hollywood Media recognized $326,758 and $129,241 in earnout gain during the six and three months ended June 30, 2012, respectively, which is included in “Gain on sale of discontinued operations, net of income taxes” in our accompanying unaudited condensed consolidated statements of operations contained in Part 1, Item 1 of this Quarterly Report on Form 10-Q.  Hollywood Media does not have a significant continuing involvement in the Hollywood.com Business operations.

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

[31]

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

NET REVENUES

Total net revenues were $183,461 for Y2-13 as compared to $333,047 for Y2-12, a decrease of $149,586 or 45% and $102,402 for Q2-13 as compared to $156,213 for Q2-12, a decrease of $53,811 or 34%. The decrease in net revenue in Y2-13 as compared to Y2-12 and in Q2-13 as compared to Q2-12 is the result of a decrease in Intellectual Property revenue.

The decrease in Intellectual Properties net revenues in Y2-13 as compared to Y2-12 and in Q2-13 as compared to Q2-12 was attributable to the timing of the delivery of manuscripts and a decision to shift strategy from print to primarily digital e-book distribution which is in progress. The Intellectual Properties division generates revenues from several different activities including intellectual property licensing and book development. Revenues vary quarter to quarter depending on the timing of delivery of manuscripts to the publishers and the development of e-books. Revenues are recognized when the earnings process is complete and the ultimate collection of such revenues is no longer subject to contingencies. This division does not include NetCo Partners, which is reported separately; see “Earnings (Losses) of Unconsolidated Investees” below.

EARNINGS (LOSSES) OF UNCONSOLIDATED INVESTEES

Earnings (losses) of unconsolidated investees consisted of the following:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2013	2012	2013	2012

NetCo Partners (a)	$(292)	$(283)	$(140)	$(42)
MovieTickets.com (b)	-	(72,115)	-	(121,034)
Project Hollywood (c)	-	90,213	-	67,094
	$(292)	$17,815	$(140)	$(53,982)

[32]

(a)  NetCo Partners

Hollywood Media owns 50% of NetCo Partners as of June 30, 2013 and accounts for its investment under the equity method. NetCo Partners owns NetForce and is primarily engaged in the development and licensing of NetForce. NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements, generally upon the delivery of the manuscript to the publisher and at the point where ultimate collection is substantially assured. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. Hollywood Media’s 50% share of income of NetCo Partners was essentially $0 for Y2-13 and Y2-12 as well as Q2-13 and Q1-12.

(b) MovieTickets.com

Hollywood Media owns 26.2% of the equity in MovieTickets.com, Inc. (“MovieTickets.com”) as of June 30, 2013 and shares in 26.2% of the income or losses generated by the joint venture.  This investment is recorded under the equity method of accounting, recognizing 26.2% of ownership of MovieTickets.com income or loss as “Earnings of Unconsolidated Investees” in the accompanying unaudited condensed consolidated statements of operations.  Hollywood Media recorded $72,115 and $121,034 in loss from its investment in MovieTickets.com for the six and three months ended June 30, 2012, respectively. Hollywood Media did not record $33,035 of its share of losses from MovieTickets.com for 2012 and $367,717 for the six months ended June 30, 2013 for a total of $400,752, because accumulated dividends and net losses from 2013 and prior years exceed the Company’s investment in MovieTickets.com as of June 30, 2013.  The MovieTickets.com web site generates revenues primarily from service fees charged to users for the purchase of movie tickets online, the sale of advertising and research fees. There were no dividends declared or received during the six months ended June 30, 2012 and June 30, 2013, respectively.

(c) Project Hollywood LLC

On August 28, 2012 Hollywood Media assigned to Baseline Holdings all of Hollywood Media’s membership interest in Project Hollywood in exchange for total consideration of $1.8 million. Prior to that assignment, Hollywood Media owned 20.65% of the total equity in Project Hollywood. Hollywood Media’s equity ownership in Project Hollywood was reduced from 21.74% of the total equity in Project Hollywood to 20.65% of the total equity in Project Hollywood at June 30, 2012.  Hollywood Media did not own any equity in Project Hollywood as of June 30, 2013. Hollywood Media’s initial interest in Project Hollywood was acquired on October 27, 2011. Hollywood Media recorded its investment in Project Hollywood under the equity method of accounting, recognizing its percentage interest in Project Hollywood’s income or loss as earnings of unconsolidated investees.  Under applicable accounting principles, Hollywood Media recorded $90,213 and $67,094 in income from its investment in Project Hollywood for the six and three months ended June 30, 2012, respectively.  There were $177,182 and $46,499 of distributions during the six and three months ended June 30, 2012, respectively. For additional information about Hollywood Media’s assignment of its membership interest in Project Hollywood and the change in Hollywood Media’s equity interest in Project Hollywood, see Note 9, “Related Party Transactions” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

[33]

OPERATING EXPENSES

Editorial, Production, Development and Technology.

Editorial, production, development and technology costs include fees and royalties paid to authors and co-editors for the Intellectual Properties segment. Editorial, production, development and technology costs were $113,322 for Y2-13 as compared to $282,776 for Y2-12, a decrease of $169,454 or 60% and were $55,824 for Q2-13 as compared to $157,672 for Q2-12, a decrease of $101,848 or 65%. The decrease in Y2-13 as compared to Y2-12 and the decrease in Q2-13 as compared to Q2-12 was due primarily to a decrease in payments to writers and co-editors and fewer projects.

Selling, General and Administrative.

Selling, general and administrative (SG&A) expenses consist of occupancy costs, professional, legal and consulting service fees, telecommunications costs, general insurance costs and selling and marketing costs (such as advertising, marketing, promotional, business development, public relations, and commissions due to other parties).  SG&A expenses for Y2-13 were $1,696,191 as compared to $1,200,978 for Y2-12, an increase of $495,213 or 41%. SG&A expenses for Q2-13 were $755,144 compared to $696,132 for Q2-12, an increase of $59,012 or 8%.

The increase in SG&A expense in Y2-13 as compared to Y2-12 was due to an increase in legal fees and related professional fees of $523,000.

Payroll and Benefits.

Payroll and benefits expenses include payroll and benefits and other types of compensation expense as well as human resources and administrative functions. Payroll and Benefits expenses were $898,787 for Y2-13 compared to $1,250,583 for Y2-12, a decrease of $351,796 or 28%. Payroll and benefits expenses for Q2-13 were $467,541 compared to $851,862 for Q2-12, a decrease of $384,321 or 45%. Included in payroll and benefits in each of Y2-13 and Y2-12 was $215,000 non-cash amortization expense of deferred compensation costs.

The decrease in payroll and benefits expense in Y2-13 as compared to Y2-12 as well as in Q2-13 as compared to Q2-12 was primarily due to a decrease in executive payroll partially offset by an increase in payroll in the Intellectual Properties segment as the Intellectual Properties segment shifts to digital e-book distribution.

Depreciation and amortization.

Depreciation and amortization expense consists of depreciation of property and equipment, furniture and fixtures, leasehold improvements, and equipment under capital leases and amortization of intangible assets. Depreciation and amortization expense was $42,088 for Y2-13 and $75,164 for Y2-12 and was $20,953 for Q2-13 and $37,570 for Q2-12. The decrease in depreciation and amortization expense of $33,076 or 44% in Y2-13 from Y2-12 and the decrease in depreciation and amortization expense of $16,617 or 44% in Q2-13 from Q2-12 was primarily due to assets becoming fully depreciated.

[34]

Interest, net.

Interest, net was $973,847 of income for Y2-13 as compared to $513,009 of income for Y2-12. Interest, net was $480,547 of income for Q2-13 as compared to $259,972 of income for Q2-12. Interest, net primarily relates to the interest accrued on the Loan due Hollywood Media from Key Brand Entertainment, the purchaser of the Broadway Ticketing Division. On October 5, 2012 the Loan was increased by $7,000,000 for the Second $7 Million Earnout. On December 31, 2012 the interest rate on the Loan was increased to 13% per annum from 12% per annum and the maturity date was moved up to June 30, 2015 from December 15, 2015. For additional information, see Note 3 – “Discontinued Operations” in the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Accretion of Discount, net of allowance for uncollectability

Accretion of discount, net was $1,250,373 for Y2-13 and $639,894 for Q2-13.  The Accretion of Discount in Y2-13 and Q2-13 was primarily attributable to the accretion of the discount on the Loan from the Broadway Sale.

LIQUIDITY AND CAPITAL RESOURCES

Hollywood Media’s cash and cash equivalents were $9,669,277 at June 30, 2013 as compared to $11,378,519 at December 31, 2012. Our net working capital (defined as current assets less current liabilities) was $11,355,882 at June 30, 2013 as compared to $12,047,536 at December 31, 2012.

Net cash used in operating activities during Y2-13 was $2,215,186. Net cash used in operating activities during Y2-13 was primarily attributable to the following: (1) $1,250,373 accretion of discount on the Loan from Key Brand (which is a non-cash item), (2) $819,000 in connection with advertising of Hollywood Media’s digital books, (3) $423,613 paid for income taxes, and (4) legal and related professional fees of $887,100. These items were partially offset by (1) cash received from Key Brand which included total interest received of $956,669 under the Loan due Hollywood Media, (2) $215,000 non-cash amortization expense of deferred compensation costs, and (3) $42,088 in depreciation and amortization. By comparison, net cash used in operating activities during Y2-12 was $1,382,146.

As described in Note 3, “Discontinued Operations” in the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, on October 1, 2012, following the end of the third quarter period, Hollywood Media received from Key Brand in connection with the Broadway Sale the First $7 Million Earnout payment in cash.  Further, an additional $7,000,000 representing the Second $7 Million Earnout payment was added to the Loan due Hollywood Media by Key Brand under the Credit Agreement as of October 5, 2012, which $7,000,000 is to be amortized with interest at 12% per annum over the period October 5, 2012 through December 15, 2015 in equal quarter-annual installments.  As a result of the Second $7 Million Earnout being added to the $8,500,000 principal amount of the Loan, the principal amount of the Loan due Hollywood Media by Key Brand was $15,500,000 as of October 5, 2012.  On December 31, 2012, the interest rate on the Loan due Hollywood Media by Key Brand was increased to 13% per annum and the maturity date of the Loan due Hollywood Media by Key Brand was moved up to June 30, 2015 from December 15, 2015.  The Loan due Hollywood Media by Key Brand is secured on a second lien basis by all stock and assets of Theatre Direct and its subsidiaries.

[35]

Hollywood Media recorded the Second $7 Million Earnout at a fair value of $4,500,000, which reflects a $2,500,000 discount.  Hollywood Media has been amortizing the $2,500,000 discount under the effective interest method.  Amortization under the effective interest method will be included in "Accretion of discount, net of allowance for uncollectability" in the accompanying unaudited condensed consolidated statements of operations contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.  For the six months ended June 30, 2013, Hollywood Media received scheduled payments under the Loan in the amount of $2,248,977, which included principal payments of $1,292,308, interest payments of $401,100 on the $7,000,000 portion of the Loan and $555,569 of interest on the $8,500,000 portion of the Loan.  The principal payments of $1,292,308, combined with accretion of discount of $666,126, reduced the value of the $7,000,000 portion of the Loan from $4,250,123 at December 31, 2012 to $3,623,941 at June 30, 2013. The uncollected face amount (principal) of the $7,000,000 portion of the Loan was $5,169,231 and $6,461,538 at June 30, 2013 and December 31, 2012, respectively.

For the three months ended June 30, 2013, Hollywood Media received a scheduled payment under the Loan in the amount of $1,116,573, which included a principal payment of $646,154, an interest payment of $191,100 on the $7,000,000 portion of the Loan and $279,319 of interest on the $8,500,000 portion of the Loan.  The principal payment of $646,154, combined with accretion of discount of $322,800, reduced the value of the $7,000,000 portion of the Loan from $3,947,295 at March 31, 2013 to $3,623,941 at June 30, 2013. Accretion of discount, net of the reversal of previously recorded allowance for bad debt, was $584,253 and $317,094 on the $8,500,000 portion of the Loan during the six and three months ended June 30, 2013.

We have received approximately $1,700,000 of principal and interest payments during Y2-13 on the $7,000,000 portion of the Loan (from the Second $7 Million Earnout). In addition, we have received approximately $560,000 of interest payments during Y2-13 on the original $8,500,000 portion of the Loan.

On August 8, 2013 Key Brand paid Hollywood Media a total of $16,611,738 consisting of $13,861,738 from the prepayment of the Loan and $2,750,000 from the redemption of the Warrant. For additional information about this transaction, see Note 10 “Subsequent Events” in the Notes to the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Net cash provided by investing activities during Y2-13 was $1,282,608 primarily attributable to cash received on the Loan. By comparison, net cash provided by investing activities during Y2-12 was $119,289 primarily attributable to the Hollywood.com earn-out payments to the Company.

Net cash used in financing activities during Y2-13 was $776,664, which cash was primarily attributable to Hollywood Media’s stock buy-back of 521,500 shares of Hollywood Media’s common stock and payments under capital leases. By comparison, net cash used in financing activities during Y2-12 was $11,734, which cash usage was for payments under capital lease obligations.

Capital Expenditures

Hollywood Media’s capital expenditures during the six months ended June 30, 2013 were $47,200. We currently anticipate that additional capital expenditures during 2013 will total approximately $30,000 including various system and equipment upgrades.

Authorization of Stock Repurchase Program

Hollywood Media previously reported in its current report on Form 8-K filed with the SEC on October 4, 2007, that its Board of Directors authorized a stock repurchase program (the “Repurchase Program”) under which Hollywood Media may use up to $10.0 million of its cash to repurchase shares of its outstanding common stock. During the six months ended June 30, 2013, 521,500 shares of Hollywood Media’s common stock were repurchased under the Repurchase Program for a total cost of $766,029.

[36]

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

Off-Balance Sheet Arrangements

At June 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes of the sort contemplated by paragraph (a) (4) of Item 303 of SEC Regulation S-K. As such, management believes that we currently do not have any disclosures to make of the sort contemplated by paragraph (a) (4) of Item 303 of SEC Regulation S-K regarding “off-balance sheet arrangements.”

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

[37]

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

The Company believes that the disparity between the book value of its assets as compared to the market capitalization of its business is in large part a consequence of market conditions, including perceived risks in the debt markets, the Company’s industry and the broader economy. While the Company believes that some of these risks are unique to specific companies, some represent global industry risks. The Company believes that there is no fundamental change in our underlying business model or prospects for our Company. The Company has evaluated the impairment of its goodwill, giving consideration to these risks, and their impact upon the respective reporting units’ fair values, and has reported impairments where it deems appropriate. The Company believes that the fair value of its remaining reporting unit that contains goodwill at June 30, 2013 and December 31, 2012 exceeded the book value of that unit.

Inflation and Seasonality

Although we cannot accurately determine the precise effects of inflation, we do not believe inflation has a material effect on revenue or results of operations. We consider our business to be somewhat seasonal and expect net revenues to be generally higher during the second and fourth quarters of each fiscal year for our Tekno Books book licensing business as a result of the general publishing industry practice of paying royalties semi-annually. In addition, although not seasonal, our Intellectual Properties division and NetCo Partners both experience fluctuations in their respective revenue streams, earnings and cash flow as a result of the amount of time that is expended in the creation and development of the intellectual properties and their respective licensing and other agreements. The recognition of licensing revenue is typically triggered by specific contractual events which occur at different points in time rather than on a regular periodic basis.

[38]

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of Hollywood Media’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer and Chief Accounting Officer (principal financial and accounting officer), of the effectiveness of Hollywood Media’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, Hollywood Media’s management, including the Chief Executive Officer and Chief Financial Officer and Chief Accounting Officer, have concluded that Hollywood Media’s disclosure controls and procedures were effective, as of June 30, 2013, to ensure that information required to be disclosed by Hollywood Media in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to Hollywood Media’s management, including the Chief Executive Officer and Chief Financial Officer and Chief Accounting Officer, to allow timely decisions regarding required disclosure.

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

[39]

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation

On October 27, 2011, the Company and National Amusements Inc. filed a lawsuit against AMC Entertainment Inc. (“AMC”) (Case No. 50 2011 CA 016684) in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida relating to MovieTickets.com. On February 8, 2012, MovieTickets.com, Inc. joined the lawsuit against AMC and an amended complaint was filed. MovieTickets.com is an online movie ticketing service in which Hollywood Media, National Amusements, Inc. and AMC each own a 26.2% equity interest.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Hollywood Media did not issue any securities during the quarter ended June 30, 2013, in transactions that were not registered under the Securities Act of 1933.

[40]

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

The following table provides information with respect to common stock purchases by Hollywood Media during the second quarter of 2013.  For additional information relating to the stock repurchase program, see “Liquidity and Capital Resources” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Maximum
				Total Number of	Approximate
				Shares Purchased	Dollar Value of Shares
				as Part of Publicly	that May Yet Be
	Total Number of	Average Price		Announced Plans	Purchased Under the
Period	Shares Purchased	Paid Per Share		or Programs(1)	Plans or Programs(1)

April 1, 2013 through April 30, 2013	-	$-		-	-

May 1, 2013 through May 31, 2013	-	$-		-	-

June 1, 2013 through June 30, 2013	10,800	$1.49	(2)	10,800	$1,907,232	(3)

Total	10,800	$1.49	(2)	10,800	$1,907,232	(3)

(1)	As stated above, Hollywood Media reported in its Form 8-K report filed on October 4, 2007, that its Board of Directors authorized a stock repurchase program under which Hollywood Media may use up to $10 million of its cash to repurchase shares of its outstanding common stock. The stock repurchase program was approved by Hollywood Media’s Board of Directors on September 28, 2007 and was initially announced via press release on October 1, 2007. The stock repurchase program has no time limit and may be suspended for periods or discontinued at any time, and there is no guarantee as to the number of shares that will be purchased or the amount of cash to be utilized for purchases under the stock repurchase program.

(2)	Includes a broker commission of $405.

(3)	As of June 30, 2013, calculated by subtracting (i) the total price paid for all shares purchased under the stock repurchase program from inception through June 30, 2013 of $8,092,768, from (ii) the $10 million potential maximum dollar value of repurchases approved under the life of the stock repurchase program.

[41]

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer (principal executive officer) pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer and Chief Accounting Officer (principal financial and accounting officer) pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer (principal executive officer) pursuant to 18 U.S.C. 1350.

32.2	Certification of Chief Financial Officer and Chief Accounting Officer (principal financial and accounting officer) pursuant to 18 U.S.C. 1350.

101**+	The following financial information from Hollywood Media Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012, (ii) Condensed Consolidated Statements of Operations (unaudited) for the six and three months ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2013 and 2012, and (iv) the Notes to Condensed Consolidated Financial Statements (unaudited).

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

+	Submitted electronically with this Quarterly Report on Form 10-Q.

[42]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYWOOD MEDIA CORP.

Date: August 14, 2013	By:	/s/ Mitchell Rubenstein
Mitchell Rubenstein, Chairman of the Board and Chief Executive Officer (Principal executive officer)

Date: August 14, 2013	By:	/s/ Tammy G. Hedge
Tammy G. Hedge, Chief Financial Officer and Chief Accounting Officer (Principal financial and accounting officer)

[43]