Form 10-Q
period 2013-09-30
HOLLYWOOD MEDIA CORP
filed 2013-10-29
CIK 912544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes   ☐   No   ☒

As of October 28, 2013, there were 22,640,966 shares of the registrant’s common stock, $.01 par value, outstanding.

HOLLYWOOD MEDIA CORP.

Table of Contents

		Page(s)

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	3

	Condensed Consolidated Statements of Operations (unaudited) for the Nine and Three Months ended September 30, 2013 and 2012	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months ended September 30, 2013 and 2012	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6-23

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23-39

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	40

ITEM 4.	CONTROLS AND PROCEDURES	40

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	41

ITEM 1A.	RISK FACTORS	41

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	41-42

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	42

ITEM 4.	MINE SAFETY DISCLOSURES	42

ITEM 5.	OTHER INFORMATION	42

ITEM 6.	EXHIBITS	42-43

[2]

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$24,867,007	$11,378,519
Prepaid expenses	1,102,064	329,915
Other receivables	74,893	75,105
Notes receivable, current	33,603	1,375,545
Related party receivable	21,883	37,287
Current portion of deferred compensation	430,000	430,000
Total current assets	26,529,450	13,626,371

PROPERTY AND EQUIPMENT, net	360,574	240,645
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED INVESTEES	139,145	138,384
INTANGIBLE ASSETS, net	2,358	8,683
GOODWILL	6,200,000	6,200,000
OTHER ASSETS	195,928	727,982
NOTES RECEIVABLE, less current portion	84,007	4,455,106
WARRANT	-	700,000
DEFERRED COMPENSATION, less current portion	196,151	518,651
TOTAL ASSETS	$33,707,613	$26,615,822

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$478,144	$414,123
Accrued expenses and other	964,164	1,036,788
Deferred revenue	82,451	111,669
Current portion of capital lease obligations	11,318	16,255
Total current liabilities	1,536,077	1,578,835

CAPITAL LEASE OBLIGATIONS, less current portion	28,640	2,152
OTHER DEFERRED LIABILITY	65	355
DEFERRED REVENUE	9,000	14,000
DERIVATIVE LIABILITIES	60,000	60,000

TOTAL LIABILITIES	1,633,782	1,655,342

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; 22,640,966 and 23,162,466 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	226,410	231,625
Additional paid-in capital	292,831,089	293,591,903
Accumulated deficit	(260,983,668)	(268,863,048)
Total shareholders’ equity	32,073,831	24,960,480
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$33,707,613	$26,615,822

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

[3]

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012

NET REVENUES	$323,445	$429,082	$139,984	$96,035

OPERATING COSTS AND EXPENSES
Editorial, production, development and technology	181,734	391,503	68,412	108,727
Selling, general and administrative	2,579,142	1,839,990	882,951	639,012
Payroll and benefits	1,338,777	1,619,487	439,990	368,904
Depreciation and amortization	58,899	113,032	16,811	37,868

Total operating costs and expenses	4,158,552	3,964,012	1,408,164	1,154,511

Loss from operations	(3,835,107)	(3,534,930)	(1,268,180)	(1,058,476)

EARNINGS (LOSSES) OF UNCONSOLIDATED INVESTEES
Equity in earnings (losses) of unconsolidated investees	108	(141,851)	400	(159,665)
Impairment loss	-	(3,600,000)	-	(3,600,000)
Total equity in earnings (losses) of unconsolidated investees	108	(3,741,851)	400	(3,759,665)

OTHER INCOME
Interest, net	1,175,044	777,411	201,197	264,400
Accretion of discount, net of allowance for uncollectability	1,468,757	-	218,384	-
Other, net	9,297,426	1,108,312	9,245,302	1,109,986
Total other income	11,941,227	1,885,723	9,664,883	1,374,386

Income (loss) from continuing operations before income taxes	8,106,228	(5,391,058)	8,397,103	(3,443,755)
Income tax (expense) benefit	(226,848)	1,498,482	(186,011)	1,127,612
Income (loss) from continuing operations	7,879,380	(3,892,576)	8,211,092	(2,316,143)

Gain on sale of discontinued operations, net of income taxes	-	2,444,891	-	1,839,788
Income from discontinued operations	-	22,584	-	-

Income from discontinued operations	-	2,467,475	-	1,839,788

Net income (loss)	$7,879,380	$(1,425,101)	$8,211,092	$(476,355)

Basic and diluted income (loss) per common share
Continuing operations	$0.35	$(0.17)	$0.36	$(0.10)
Discontinued operations	-	0.11	-	0.08
Total basic and diluted net income (loss) per share	$0.35	$(0.06)	$0.36	$(0.02)

Weighted average common and common equivalent shares outstanding – basic and diluted	22,688,135	23,179,066	22,640,966	23,179,066

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of operations.

[4]

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,879,380	$(1,425,101)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from discontinued operations	-	(1,907,475)
Income tax benefit	-	(1,498,482)
Depreciation and amortization	58,899	113,032
Accretion of discount, net of allowance for uncollectability	(1,468,757)	-
Equity in losses of unconsolidated investees, net of distributions or dividends	(771)	324,496
Amortization of deferred compensation costs - officers	322,500	322,500
Loss on disposal of fixed assets	1,068	1,387
Gain on sale of business	-	(689,762)
Gain on prepayment of Loan and redemption of Warrant	(9,243,789)	-
Change in fair value of derivative liabilities	-	(1,030,000)
Goodwill impairment	-	3,600,000
Change in fair value of warrant	(50,000)	-

Changes in assets and liabilities:
Prepaid expenses	(772,149)	37,798
Other receivables	212	78,701
Related party receivable	15,404	36,500
Other assets	(53,897)	(41,401)
Accounts payable	64,021	7,461
Accrued expenses and other	(72,623)	272,912
Deferred revenue	(34,218)	(154,259)
Other deferred liability	(290)	(16,369)
Net cash used in operating activities – Continuing operations	(3,355,010)	(1,968,062)
Net cash used in operating activities – Discontinued operations	-	(38,134)
Net cash used in operating activities	(3,355,010)	(2,006,196)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(135,867)	(36,222)
Cash received on notes receivable	15,011,538	-
Cash received on Warrant	2,750,000	-
Net proceeds from sale of assets and businesses	-	1,230,500
Net cash provided by investing activities – continuing operations	17,625,671	1,194,278
Net cash provided by investing activities – discontinued operations	-	3,105,511
Net cash provided by investing activities	17,625,671	4,299,789

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under capital lease obligations	(16,144)	(16,855)
Purchase of Company stock	(766,029)	-
Net cash used in financing activities	(782,173)	(16,855)

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,488,488	2,276,738

CASH AND CASH EQUIVALENTS, beginning of period	$11,378,519	3,683,063

CASH AND CASH EQUIVALENTS, end of period	$24,867,007	5,959,801

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES
AND NON-CASH FINANCING ACTIVITIES:
Interest paid	$6,468	$5,120
Income taxes paid	$423,613	$38,508
Non-cash capital leases	$37,695	$-

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

[5]

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)	BASIS OF PRESENTATION AND CONSOLIDATION:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by Hollywood Media Corp. (“Hollywood Media”, “our” or “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The accompanying financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly Hollywood Media’s condensed consolidated financial position, results of operations and cash flows. The results of operations for the nine and three months ended September 30, 2013 and the cash flows for the nine months ended September 30, 2013 are not necessarily indicative of the results of operations or cash flows for the remainder of 2013. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission.

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

Income (Loss) per Common Share

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 260, “Earnings Per Share” (ASC 260), requires companies to present basic and diluted earnings per share (“EPS”). Income (loss) per common share is computed by dividing net income (loss) attributable to Hollywood Media Corp. (the numerator) by the weighted average number of common shares outstanding (the denominator) for the period presented.

The weighted average number of common shares issuable upon conversion of convertible securities and upon exercise of outstanding options and warrants totaled 75,000 shares for each of the nine and three months ended September 30, 2013 and such shares were excluded from the calculation of basic and diluted income (loss) per share for the nine and three months ended September 30, 2013 because their impact was anti-dilutive to the income (loss) per share from continuing operations. Unvested shares are not included in the basic calculation until vesting occurs and are not included in the diluted calculation because they are anti-dilutive. There were no unvested shares as of September 30, 2013 and 2012, respectively.

[6]

	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012

Basic weighted average shares outstanding	22,688,135	23,179,066	22,640,966	23,179,066
Effect of dilutive unvested restricted stock	-	-	-	-
Dilutive weighted average shares outstanding	22,688,135	23,179,066	22,640,966	23,179,066

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

April 2012 Amendments to the Broadway Sale Purchase Agreement, the Credit Agreement and the JPM Intercreditor Agreement

On April 22, 2012, Hollywood Media entered into Amendment No. 4 to the Purchase Agreement (the “Fourth Purchase Agreement Amendment”). Pursuant to the Fourth Purchase Agreement Amendment, Hollywood Media consented to the contribution of the “group sales” business (but not the Broadway.com consumer ticketing business) owned by Key Brand to a newly formed joint venture (the “Group Sales JV”; such contribution, the “Group Sales Contribution”). The balance of the business sold to Key Brand under the terms of the Purchase Agreement, which included Broadway.com, remained at Key Brand and Theatre Direct. As part of the Fourth Purchase Agreement Amendment, Key Brand agreed to pay the first $7,000,000 earnout amount (the “First $7 Million Earnout”) to Hollywood Media on or before October 1, 2012 regardless of the actual revenues of Theatre Direct and its subsidiaries for the fiscal year of Key Brand ending June 30, 2012. The First $7 Million Earnout amount was paid by Key Brand to Hollywood Media on October 1, 2012 and was recorded upon collection of the $7,000,000 received on October 1, 2012. In addition, the revenue calculation for the second $7,000,000 earnout amount (the “Second $7 Million Earnout”) was modified to exclude “group sales” (and the revenues of the new joint venture conducting such business) and the revenue target for the Second $7 Million Earnout was reduced from $150 million to $123 million accordingly. On October 5, 2012, Hollywood Media received written notice from Key Brand that Theatre Direct achieved the revenue target for the Second $7 Million Earnout in Key Brand’s fiscal year ended June 30, 2012. Accordingly, pursuant to the Fourth Purchase Agreement Amendment, the Second $7 Million Earnout was added as of October 5, 2012 to the principal amount of the Loan under the Credit Agreement. As of October 5, 2012, pursuant to the Credit Agreement, interest at a rate of 12% per annum and principal on the $7,000,000 portion of the Loan was amortized over the term of the Credit Agreement in equal quarterly installments. As a result of the Second $7 Million Earnout being added to the $8,500,000 principal amount of the Loan, the principal amount of the Loan due Hollywood Media by Key Brand was $15,500,000 as of October 5, 2012.

[8]

Hollywood Media initially recorded the Second $7 Million Earnout at a fair value of $4,500,000, which reflected a $2,500,000 discount.  Hollywood Media amortized the $2,500,000 discount under the effective interest method through August 8, 2013 at which time the Loan was paid in full (as described below).  Amortization under the effective interest method is included in "Accretion of discount, net of allowance for uncollectability" in the accompanying unaudited condensed consolidated statements of operations.

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

December 2012 Amendments to the Credit Agreement and the Warrant and New Intercreditor Agreement

On December 31, 2012, Hollywood Media entered into Amendment No. 2 to the Credit Agreement,(the “Second Credit Agreement Amendment”). Pursuant to the Second Credit Agreement Amendment, (i) effective as of December 31, 2012, the interest rate on the Loan was increased from 12% per annum to 13% per annum, (ii) the maturity date of the Loan was shortened from December 15, 2015 to June 30, 2015, (iii) Hollywood Media consented to Key Brand amending and restating Key Brand’s senior secured credit agreement to replace Key Brand’s prior senior lender, JPMorgan Chase Bank, N.A., with Key Brand’s new senior lender, Terido LLP (with the terms and conditions of such senior secured credit agreement remaining substantially the same), (iv) subject to the terms and conditions of the Terido Intercreditor Agreement described below, the net proceeds from any indebtedness incurred by Key Brand that was not otherwise permitted under Key Brand’s amended and restated senior secured credit agreement (other than from the proceeds of a refinancing of such amended and restated senior secured credit agreement) was to be used to prepay the Loan, (v) the prior consent of Hollywood Media was required for any amendment to Key Brand’s amended and restated senior secured credit agreement that would have been adverse to Hollywood Media in any material respect, and (vi) Key Brand was to provide Hollywood Media with additional and more frequent financial reporting. Except as described in this paragraph, the terms and conditions of the Credit Agreement and the Loan remained substantially the same.

In connection with the Second Credit Agreement Amendment and Key Brand’s amended and restated senior secured credit agreement, Hollywood Media and Key Brand entered into that certain Subordination and Intercreditor Agreement, dated December 31, 2012 (the “Terido Intercreditor Agreement”), with Terido LLP, as administrative agent for the senior secured lenders of Key Brand, which defined the rights and obligations of the senior secured lenders and Hollywood Media as subordinated lender, including, without limitation, the rights of payment and the subordination of the security interests of Hollywood Media. The terms and conditions of the Terido Intercreditor Agreement were substantially similar to the terms and conditions of the prior JPM Intercreditor Agreement.

[9]

On December 31, 2012, in connection with the Second Credit Agreement Amendment, the Warrant was amended to (i) shorten the earliest date that Hollywood Media could put the Warrant to Theatre Direct from December 16, 2017 to June 30, 2015, (ii) increase the minimum price that Hollywood Media could put the Warrant to Theatre Direct from $1,000,000 to $3,000,000, and (iii) increase the minimum price that Theatre Direct could redeem the Warrant from Hollywood Media from $1,000,000 to $3,000,000. Except as described in the preceding sentence, the terms and conditions of the Warrant remained substantially the same. Prior to the redemption of the Warrant (described below), the Warrant was marked to market each reporting period to reflect changes in fair value. The fair value of the Warrant was $700,000 on December 31, 2012. As described below, on August 8, 2013, Hollywood Media received a total of $16,611,738 consisting of $13,861,738 from the prepayment of the Loan and $2,750,000 for the redemption in full of the Warrant.

In connection with the Second Credit Agreement Amendment, the Terido Intercreditor Agreement and the amendment to the Warrant described above, on December 31, 2012, Key Brand paid Hollywood Media an amendment fee of $50,000 and reimbursed Hollywood Media for all out-of-pocket costs and expenses incurred in documenting such agreements.

On December 31, 2012, Hollywood Media received a scheduled payment under the Loan in the amount of $1,002,128, which included a principal payment of $538,462, an interest payment of $203,000 on the $7,000,000 portion of the Loan and $260,666 of interest on the $8,500,000 portion of the Loan. The principal payment of $538,462, combined with accretion of discount of $288,585, reduced the value of the $7,000,000 portion of the Loan from $4,500,000 to $4,250,123 as of December 31, 2012. Accretion of discount, net of the reversal of previously recorded allowance for bad debt, was $1,429,315 on the $8,500,000 portion of the Loan during the three months ended December 31, 2012. For the six months ended June 30, 2013, Hollywood Media received scheduled payments under the Loan in the amount of $2,248,977, which included principal payments of $1,292,308, interest payments of $401,100 on the $7,000,000 portion of the Loan and $555,569 of interest on the $8,500,000 portion of the Loan. The principal payments of $1,292,308, combined with accretion of discount of $666,126, reduced the value of the $7,000,000 portion of the Loan from $4,250,123 at December 31, 2012 to $3,623,941 at June 30, 2013. The uncollected face amount (principal) of the $7,000,000 portion of the Loan was $6,461,538 at December 31, 2012. Accretion of discount was $702,608 and $118,361 on the $8,500,000 portion of the Loan during the nine and three months ended September 30, 2013, respectively.

On August 8, 2013, Hollywood Media entered into the transaction agreement (the “Transaction Agreement”) by and among Key Brand, Theatre Direct, and Hollywood Media for the prepayment by Key Brand in full of the amount owed to Hollywood Media pursuant to the Loan under the Credit Agreement. Pursuant to the Transaction Agreement, Key Brand paid to Hollywood Media on August 8, 2013 in cash the amount of $13,861,738, which constituted the outstanding principal plus accrued interest through August 8, 2013 of the Loan. The Loan was scheduled to mature on June 30, 2015.

In addition, pursuant to the Transaction Agreement, Theatre Direct redeemed the Warrant. The redemption price for the Warrant was $2,750,000 and was paid on August 8, 2013 to Hollywood Media. The Warrant provided, among other things, that Hollywood Media could sell the Warrant to Theatre Direct for a floor amount of $3,000,000 beginning on June 30, 2015.

Accordingly, Hollywood Media received on August 8, 2013 a total of $16,611,738 consisting of $13,861,738 from the prepayment of the Loan and $2,750,000 from the redemption of the Warrant. The gain of $9,243,789 resulting from the Transaction Agreement is included in “Other, net” in the accompanying unaudited condensed consolidated statements of operations for the nine and three months ended September 30, 2013, respectively.

[10]

Hollywood.com Business

On August 21, 2008, Hollywood Media entered into a purchase agreement (the “R&S Purchase Agreement”) with R&S Investments, LLC (“R&S Investments”) for the sale of Hollywood Media’s subsidiaries Hollywood.com, Inc. and Totally Hollywood TV, LLC (collectively, the “Hollywood.com Business”). R&S Investments is wholly-owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Laurie S. Silvers, Hollywood Media’s President, Secretary and Vice-Chairperson of the Board. Pursuant to the R&S Purchase Agreement, Hollywood Media sold the Hollywood.com Business to R&S Investments for a potential purchase price of $10,000,000 cash, which included $1,000,000 that was paid to Hollywood Media at closing and potential earnout payments totaling $9,000,000, of which $1,892,692 had been paid as of August 2012. Hollywood Media recognized $460,037 and $155,538 in earnout gain during the nine and three months ended September 30, 2012, which is included in “Gain on sale of discontinued operations, net of income taxes” in our accompanying unaudited condensed consolidated statements of operations. Hollywood Media does not have a significant continuing involvement in the Hollywood.com Business operations.

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

[11]

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

Pursuant to the Share Purchase Agreement, the purchase price for the Purchased Shares is U.S. $250,000, payable in cash in a non-interest bearing loan in twenty equal quarter-annual installments of $12,500 each over a period of five years. Subject to the terms and conditions of the Share Purchase Agreement, the first installment of the purchase price was due and was paid to the Company on July 31, 2012 and subsequent installments of the purchase price are due every three calendar months thereafter. The Company imputed interest at 16.5% per annum on this non-interest bearing loan resulting in a discounted amount of $168,014 which was included in the total gain on sale attributable to the sale of Cinemasource UK Limited of $649,215 for the nine months ended September 30, 2012. The current portion of the discounted amount of the non-interest bearing loan is included in “Notes receivable, current” and the long-term portion of the non-interest bearing loan is included in “Notes receivable, less current portion” in our accompanying unaudited condensed consolidated balance sheets.

[12]

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

Results from Discontinued Operations

The net income from discontinued operations has been classified in the accompanying unaudited condensed consolidated statements of operations as “Income from discontinued operations” and includes the gain on sale of the Hollywood.com Business and the Cinemasource UK Limited Business. Summarized results of discontinued operations include the operating loss from the Cinemasource UK Limited Business and through their respective dates of disposition, for the nine and three months ended September 30, 2013 and 2012, respectively.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Revenues:	$-	$701,857	$-	$-

Gain on sale of discontinued operations	-	3,943,373	-	2,967,402
Income tax expense	-	(1,498,482)	-	(1,127,614)
Gain on sale of discontinued operations, net of income taxes	-	2,444,891	-	1,839,788

Income from discontinued operations	-	22,584	-	-

Income from discontinued operations	$-	$2,467,475	$-	$1,839,788

[13]

(4)	STOCK REPURCHASE PROGRAM:

During the first and second quarter of 2013, 510,700 shares and 10,800 shares, respectively, of Hollywood Media’s common stock were purchased under the repurchase program for $749,966 and $16,063, respectively. No shares were repurchased during the third quarter of 2013. No shares were repurchased during the first three quarters of 2012. For additional information relating to the stock repurchase program, see Part II, Item 2 of this Quarterly Report on Form 10-Q and “Liquidity and Capital Resources” in Part I, Item 2 of this Quarterly Report on Form 10-Q. As of September 30, 2013, the maximum approximate dollar value of shares that could be purchased under the Repurchase Program was $1,907,232 (calculated by subtracting (i) the total paid for all shares purchased under the Repurchase Program from inception through September 30, 2013 which was $8,092,768 from (ii) the $10,000,000 potential maximum dollar value of repurchases approved under the life of the Repurchase Program).

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

[14]

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

Compensation Liabilities

On December 29, 2009, the Company and Mitchell Rubenstein and Laurie S. Silvers entered into amended and restated employment agreements which include a compensation arrangement that includes the right for each to receive 5% of all of the distributions that the Company receives from its interest in MovieTickets.com which includes 5% to each of all proceeds received by the Company from either dividends or from the sale of all or any portion of MovieTickets.com.  In connection with the buyout of the obligation of R&S Investments, LLC to pay to Hollywood Media the Hollywood.com earnout under the R&S Purchase Agreement, the Rubenstein Silvers Letter Agreement reduced the amount of distributions payable to Mr. Rubenstein and Ms. Silvers. The fair value of this liability, which was initially measured on March 15, 2011, the date that the compensation arrangement was effective, is recorded in “Derivative Liabilities”, with any changes in the fair value recorded in “Other, net” in the accompanying unaudited condensed consolidated statements of operations. See Note 3, “Discontinued Operations” to these unaudited condensed consolidated financial statements for information on the Buyout Amount and its reduction of the derivative liability. At September 30, 2013 and December 31, 2012, the fair value of the derivative liability was $60,000.

Warrant in Theatre Direct

In conjunction with the Broadway Sale, the Company received a warrant to purchase 5% of the outstanding shares of common stock of Theatre Direct, which can only be exercised upon a Conversion Event, as defined, and which also contains a put option that allows the Company, after the seventh anniversary of the issue date (which was later shortened to June 30, 2015 as referenced below), to put the warrant to Key Brand for the greater of (i) fair market value of the shares and (ii) $1.0 million (which was later increased to $3.0 million as referenced below).  Prior to the redemption of the Warrant, the Warrant was revalued on a recurring basis.

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

On August 8, 2013, pursuant to the Transaction Agreement, Theatre Direct redeemed the Warrant. The redemption price for the Warrant was $2,750,000 and was paid on August 8, 2013 to Hollywood Media. Pursuant to the Transaction Agreement, on August 8, 2013, Hollywood Media received a total of $16,611,738 consisting of $13,861,738 from the prepayment of the Loan and $2,750,000 from the redemption in full of the Warrant. For additional information about this transaction, see Note 3 “Discontinued Operations.”

[15]

The estimate of fair value of the Warrant employed using a multiples approach and discounted cash flow analysis and assumed the Warrant was to be monetized as of the valuation date.  The value of the Warrant was then adjusted to reflect a range of outcomes and assigned probability weights, and the Warrant's put and call rights of Hollywood Media and Key Brand.  Prior to the redemption of the Warrant, the key assumptions used to determine the fair value of the Warrant during fiscal 2013 and fiscal 2012 were: implied multiples used in the business enterprise value income and market approaches ranging from 3.25 to 4.0; and a discount rate of 25%, based on the Company’s best estimate of the equity cost of capital adjusted for risks associated with the Warrant.

Certain assets such as long-lived assets and goodwill are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as impairment review. The Company's goodwill is tested for impairment on an annual basis, on the first day of the fourth fiscal quarter or more often if an event occurs or circumstances change that would indicate a potential impairment exists. In those circumstances, fair value measurements are principally based upon unobservable inputs (Level 3 of the fair value hierarchy) using the Company’s own assumptions in determining fair value.

The following table presents the Company’s derivative liabilities on a recurring basis and the Company’s goodwill on a non-recurring basis within the fair value hierarchy utilized to measure fair value as of September 30, 2013:

	Level 1	Level 2	Level 3

Derivative liabilities	0	0	$60,000

Goodwill	0	0	$6,200,000

There were no transfers between the levels of the fair value hierarchy during the quarter ended September 30, 2013.

The following table presents a reconciliation of the compensation derivative liabilities measured at fair value on a recurring basis using significant unobservable input (Level 3) from December 31, 2012 to September 30, 2013:

Compensation
derivative
liabilities

Balance at December 31, 2012	$60,000
Change in fair value included in earnings	-
Balance at September 30, 2013	$60,000

The following table presents a reconciliation of the Warrant measured at fair value on a recurring basis using significant unobservable input (Level 3) from December 31, 2012 to September 30, 2013:

Warrant

Balance at December 31, 2012	$700,000
Gain on redemption of Warrant included in "Other, net"	2,050,000
Warrant redemption	(2,750,000)
Balance at September 30, 2013	$-

[16]

On August 8, 2013, the Warrant was redeemed in full for $2,750,000. For additional information about the redemption of the Warrant, see Note 3 “Discontinued Operations” to these unaudited condensed consolidated financial statements.

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

As of September 30, 2013, the Ad Sales segment consists of the Company’s investment in MovieTickets.com. As the Company accounts for its investment in MovieTickets.com under the equity method of accounting, there are no net revenues, operating income (loss), capital expenditures or depreciation and amortization expense to report for the Ad Sales segment. The following table illustrates the financial information regarding Hollywood Media’s reportable segments.

[17]

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Revenues:
Intellectual Properties	$323,445	$429,082	$139,984	$96,035
Other	-	-	-	-
	$323,445	$429,082	$139,984	$96,035

Operating Loss:
Intellectual Properties	$(194,599)	$(78,896)	$(62,402)	$(55,515)
Other	(3,640,508)	(3,456,034)	(1,205,778)	(1,002,961)
	$(3,835,107)	$(3,534,930)	$(1,268,180)	$(1,058,476)

Capital Expenditures:
Intellectual Properties	$2,489	$-	$-	$-
Other	133,378	36,222	88,668	-
	$135,867	$36,222	$88,668	$-

Depreciation and
Amortization Expense:
Intellectual Properties	$855	$3,336	$349	$1,112
Other	58,044	109,696	16,462	36,756
	$58,899	$113,032	$16,811	$37,868

	September 30,	December 31,
	2013	2012
	(unaudited)
Segment Assets:
Ad Sales	$6,197,998	$6,197,998
Intellectual Properties	310,852	893,961
Other	27,198,763	19,523,863
	$33,707,613	$26,615,822

(7)	CERTAIN COMMITMENTS AND CONTINGENCIES:

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

The amended complaint alleges that AMC has breached and continues to breach the MovieTickets.com Joint Venture Agreement, which obligates AMC to exclusively provide its ticket inventory to MovieTickets.com, and has breached its contractual and common law duties of good faith, fair dealing, and loyalty with respect to the MovieTickets.com Joint Venture and its joint venturers, Hollywood Media and National Amusements, Inc., as a result of various actions by AMC. The amended complaint contends that when AMC’s demands for greater control and a larger share of MovieTickets.com were not met, AMC breached and continues to breach the MovieTickets.com Joint Venture Agreement, which obligates AMC to exclusively provide its ticket inventory to MovieTickets.com. The amended complaint further specifies breaches by AMC of its contractual and common law duties of good faith, fair dealing, and loyalty.  Among other things, the plaintiffs allege in the amended complaint that AMC used its inside position with MovieTickets.com and access to MovieTickets.com’s proprietary information in order to advance AMC’s own goals in contravention of its duty of loyalty to the joint venture and to the detriment of MovieTickets.com.

[18]

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

Hollywood Media owns 26.2% of the equity in MovieTickets.com, Inc. as of September 30, 2013 and shares in 26.2% of the income or losses generated by the joint venture.  This investment is recorded under the equity method of accounting, recognizing 26.2% of ownership of MovieTickets.com income or loss as “Earnings of Unconsolidated Investees” in the accompanying unaudited condensed consolidated statements of operations.

Hollywood Media recorded its 26.2% share of net loss of $252,855 and $180,740 under “Earnings of unconsolidated investees” in the accompanying unaudited condensed consolidated statement of operations for the nine and three months ended September 30, 2012, respectively. Hollywood Media did not record $33,035 of its share of losses from MovieTickets.com for 2012 and $482,703 for the nine months ended September 30, 2013 for a total of $515,738, because accumulated dividends and net losses from 2013 and prior years exceed the Company’s investment in MovieTickets.com as of September 30, 2013. There were no dividends declared or received during the nine and three months ended September 30, 2013 or during the nine and three months ended September 30, 2012.

(9)	RELATED PARTY TRANSACTIONS:

Hollywood Media recorded $412,684 and $85,926 in earn-out gain from R&S Investments, LLC (“R&S Investments”) during the nine and three months ended September 30, 2012, respectively, which is included in “Gain on sale of discontinued operations, net of income taxes” in our accompanying unaudited condensed consolidated statements of operations. As of September 30, 2013, the Company had $21,883 included in “Related Party Receivable” in our accompanying unaudited condensed consolidated balance sheet which primarily consisted of expense reimbursements from R&S Investments. As of December 31, 2012, the Company had $37,287 included in “Related Party Receivable” in our accompanying consolidated balance sheet which primarily consisted of expense reimbursements from R&S Investments.  During the year ended December 31, 2012, Hollywood Media received such earn-out amounts and expense reimbursements in accordance with the payment terms.

Pursuant to the R&S Agreement dated August 28, 2012, in exchange for the Buyout Amount, which payment has been made to Hollywood Media, R&S Investments fully satisfied all of its obligation to pay the purchase price under Section 3.1 of the R&S Purchase Agreement and any additional consideration or earnout payment under Section 3.3 of the R&S Purchase Agreement, and R&S Investments shall have no further obligations and/or liabilities (and Hollywood Media shall have no further rights and/or remedies) under Article III of the R&S Purchase Agreement or otherwise.  Accordingly, the earnout receivable from R&S Investments, LLC was $0 as of December 31, 2012 and September 30, 2013.  See Note 3, “Discontinued Operations” to these unaudited condensed consolidated financial statements for more information on the R&S Agreement, the Buyout Amount and this transaction.

[19]

On October 27, 2011, following Project Hollywood’s acquisition of all of the membership interests of Baseline LLC, Hollywood Media acquired a 21.74% ownership interest in Project Hollywood for $1.25 million, which was contributed to Project Hollywood and which was based on the same per membership unit price paid by Baseline Holdings LLC for its 78.26% ownership interest in Project Hollywood .  The funds contributed were used for working capital and other capital needs of the Baseline StudioSystems business.      Project Hollywood entered into two agreements with the two former senior executives of Baseline StudioSystems to manage the business on a day-to-day basis, as of December 1, 2011.  Under those agreements, the managers will each receive 7.5% of Project Hollywood membership units subject to a three year vesting schedule (at a rate of 2.5% per annum) and the obtaining of certain performance-based EBITDA hurdles each year.  Under that vesting schedule, Hollywood Media’s ownership in Project Hollywood was reduced to 20.65% at September 30, 2012.

Distributions of $182,617 to Hollywood Media reduced Hollywood Media’s investment in Project Hollywood during the nine months ended September 30, 2012.

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

Pursuant to the Assignment, Hollywood Media assigned to Baseline Holdings all of Hollywood Media’s membership interest in Project Hollywood in exchange for total consideration of $1,800,000 (the “Project Hollywood Purchase Price”). The Project Hollywood Purchase Price has been paid as follows: (1) $1,230,500 in cash (which has been paid by Baseline Holdings to Hollywood Media), (2) Mr. Rubenstein waived his right to receive any future principal and interest owed by Key Brand to Hollywood Media pursuant to the $8,500,000 portion of the Loan (as of August 28, 2012, Mr. Rubenstein had the right to receive 4.76% of the principal, or $404,600, and interest on account of the $8,500,000 portion of the Loan), and (3) Ms. Silvers waived her right to receive any future principal and interest owed by Key Brand to Hollywood Media pursuant to the $8,500,000 portion of the Loan (as of August 28, 2012, Ms. Silvers has the right to receive 1.94% of the principal, or $164,900, and interest on account of the $8,500,000 portion of the Loan). Hollywood Media recorded the fair value of the waivers by Mr. Rubenstein and Ms. Silvers in the long term portion of “Other Assets” in the accompanying unaudited condensed consolidated December 31, 2012 balance sheet. On August 8, 2013, Hollywood Media received a total of $16,611,738 from Key Brand which included $13,861,738 for the prepayment in full of the Loan, and, as a result, the fair value of the aforementioned waivers was $0 at September 30, 2013. For more information about this transaction, see Note 3, “Discontinued Operations” to these unaudited condensed consolidated financial statements. As described above, Hollywood Media acquired its membership interest in Project Hollywood on October 27, 2011 for $1,250,000.

As a result of the waivers of Mr. Rubenstein and Ms. Silvers described in the preceding paragraph, after August 28, 2012, Hollywood Media retained all payments of principal and interest made by Key Brand under the Loan. As of August 28, 2012, the principal balance due under the Loan was $8,500,000. As of October 5, 2012, the principal balance due under the Loan increased to $15,500,000 as a result of the achievement of the revenue threshold for the Second $7 Million Earnout in the Purchase Agreement.

[20]

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

[21]

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

As described above, on August 28, 2012, Hollywood Media entered into “the Assignment” with Baseline Holdings, Project Hollywood, Mr. Rubenstein and Ms. Silvers. Baseline Holdings is wholly-owned by Mr. Rubenstein and Ms. Silvers.  Pursuant to the Assignment, Hollywood Media assigned to Baseline Holdings all of Hollywood Media’s membership interest in Project Hollywood in exchange for total consideration of $1,800,000 (the “Project Hollywood Purchase Price”), which interest Hollywood Media had acquired on October 27, 2011 for $1,250,000.  The Project Hollywood Purchase Price was paid as follows: (1) $1,230,500 in cash (which was paid by Baseline Holdings to Hollywood Media), (2) Mr. Rubenstein waived his right to receive any future principal and interest owed to Hollywood Media pursuant to the Loan under the Credit Agreement (as of August 28, 2012, Mr. Rubenstein had the right to receive 4.76% of the principal, or $404,600, and interest on account of the Loan under the Credit Agreement), and (3) Ms. Silvers waived her right to receive any future principal and interest owed to Hollywood Media under the Loan under the Credit Agreement (as of August 28, 2012, Ms. Silvers has the right to receive 1.94% of the principal, or $164,900, and interest on account of the Loan under the Credit Agreement).  Hollywood Media recorded the fair value of the waivers by Mr. Rubenstein and Ms. Silvers in the long term portion of “Other Assets” in the accompanying unaudited condensed consolidated December 31, 2012 balance sheet. On August 8, 2013, Hollywood Media received a total of $16,611,738 from Key Brand which included $13,861,738 for the prepayment in full of the Loan, and, as a result, the fair value of the aforementioned waivers was $0 at September 30, 2013. For more information about this transaction, see Note 3, “Discontinued Operations” to these unaudited condensed consolidated financial statements.

[22]

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

Tekno Books Advertising

On March 5, 2013 and May 1, 2013, in connection with the reorientation process of Tekno Books from print to digital distribution, Hollywood Media entered into advertising agreements with MovieTickets.com for a total of $819,000 whereby Hollywood Media paid this amount for advertisements starting in the third quarter of 2013 which will be expensed as the advertisements run. Of this amount, $170,000 is an advance against a fee of $1 per digital book to MovieTickets.com for books sold via MovieTickets.com. The $819,000 is included in “Prepaid expenses” in the accompanying unaudited condensed consolidated balance sheet at September 30, 2013.

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

[23]

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

[24]

Overview

Until December 15, 2010, Hollywood Media was comprised of various businesses focusing primarily on online ticket sales, deriving revenue primarily from Broadway, Off-Broadway and London’s West End ticket sales to individuals and groups, as well as advertising and book development license fees and royalties. Our Broadway Ticketing business was comprised of Broadway.com, 1-800-BROADWAY, Theatre Direct and Theatre.com. On December 15, 2010, we completed the Broadway Sale through the sale of all of the outstanding capital stock of Theatre Direct to Key Brand, as contemplated by the Purchase Agreement. Following this sale, our business segments for our continuing operations are as follows:

•	Ad Sales – includes Hollywood Media’s 26.2% equity interest in MovieTickets.com. Prior to the sale of Cinemasource UK Limited on May 1, 2012 (which business included UK Theatres Online Limited, Spring Leisure Limited, Cinemasonline Limited and WWW.CO.UK Limited), the Ad Sales segment also sold advertising on plasma TV displays throughout the U.K. and Ireland, on lobby display posters, movie brochure booklets and ticket wallets distributed in cinemas, live theater and other entertainment venues in the U.K. and Ireland. See Note 3, “Discontinued Operations” in the Notes to the unaudited condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for information on the sale of Cinemasource UK Limited. See Note 7, “Certain Commitments and Contingencies” in the Notes to the unaudited condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for information on the AMC litigation.

•	Intellectual Properties – owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it seeks to license and develop for books and other media. This segment includes our wholly-owned subsidiary, Tekno Books, and a book development business, and this segment does not include our 50% interest in NetCo Partners, for purposes of this discussion and analysis. We are beginning a reorientation process of this business from print to digital e-book distribution.

•	Other – is comprised of payroll and benefits for corporate and administrative personnel as well as other corporate-wide expenses, such as legal fees, audit fees, proxy costs, insurance, centralized information technology, and includes consulting and other fees and costs relating to compliance with the provisions of the Sarbanes-Oxley Act of 2002 that require Hollywood Media to assess and report on internal control over financial reporting, and related development of controls. Until August 28, 2012, this segment also included Hollywood Media’s equity interest in Project Hollywood, LLC (“Project Hollywood”) (which was reduced from 21.74% of the total equity in Project Hollywood to 20.65% of the total equity in Project Hollywood at June 30, 2012), which in turn owned Baseline. On August 28, 2012 Hollywood Media assigned to Baseline Holdings all of Hollywood Media’s membership interest in Project Hollywood in exchange for certain consideration. For additional information on the assignment of Hollywood Media’s interest in Project Hollywood and the change in Hollywood Media’s equity interest in Project Hollywood, see Note 9, “Related Party Transactions” in the Notes to the unaudited condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

Results of Operations

The following discussion and analysis should be read in conjunction with Hollywood Media’s unaudited condensed consolidated financial statements and the notes thereto included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

The Ad Sales segment currently consists of the Company’s investment in MovieTickets.com. As the Company accounts for its investment in MovieTickets.com under the equity method of accounting, there are no net revenues, operating income (loss), capital expenditures or depreciation and amortization expense to report for the Ad Sales segment. The following table summarizes Hollywood Media’s revenues, operating expenses and operating income (loss) from continuing operations by reportable segment for the nine months ended September 30, 2013 (“Y3-13”) and 2012 (“Y3-12”) and the three months ended September 30, 2013 (“Q3-13”) and 2012 (“Q3-12”), respectively:

[25]

	Intellectual
	Properties	Other	Total

Y3-13
(unaudited)

Net Revenues	$323,445	$-	$323,445
Operating Expenses	518,044	3,640,508	4,158,552
Operating Loss	$(194,599)	$(3,640,508)	$(3,835,107)

Y3-12
(unaudited)

Net Revenues	$429,082	$-	$429,082
Operating Expenses	507,978	3,456,034	3,964,012
Operating Loss	$(78,896)	(3,456,034)	$(3,534,930)

Q3-13
(unaudited)

Net Revenues	$139,984	$-	$139,984
Operating Expenses	202,386	1,205,778	1,408,164
Operating Loss	$(62,402)	$(1,205,778)	$(1,268,180)

Q3-12
(unaudited)

Net Revenues	$96,035	$-	$96,035
Operating Expenses	151,550	1,002,961	1,154,511
Operating Loss	$(55,515)	(1,002,961)	$(1,058,476)

% of Total Net Revenue	100%	-	100%

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

[26]

Pursuant to the Share Purchase Agreement, the purchase price for the Purchased Shares is U.S. $250,000, payable in cash in a non-interest bearing loan in twenty equal quarter-annual installments of $12,500 each over a period of five years.  Subject to the terms and conditions of the Share Purchase Agreement, the first installment of the purchase price was due and was paid to the Company on July 31, 2012 and subsequent installments of the purchase price are due every three calendar months thereafter.  Hollywood Media received such payments in accordance with the payment terms.  The Company imputed interest at 16.5% per annum on this non-interest bearing loan resulting in a discounted amount of $168,014 which was included in the total gain on sale attributable to the sale of Cinemasource UK Limited of $649,215 during the nine months ended September 30, 2012.  The current portion of the discounted amount of the non-interest bearing loan is included in “Notes receivable, current” and the long-term portion of the non-interest bearing loan is included in “Notes receivable, less current portion” in our accompanying unaudited condensed consolidated balance sheets contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

[27]

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

[28]

Hollywood Media initially recorded the Second $7 Million Earnout at a fair value of $4,500,000, which reflected a $2,500,000 discount.  Hollywood Media amortized the $2,500,000 discount under the effective interest method through August 8, 2013 at which time the Loan was paid in full (as described below). Amortization under the effective interest method is included in "Accretion of discount, net of allowance for uncollectability" in the accompanying unaudited condensed consolidated statements of operations contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

December 2012 Amendments to the Credit Agreement and the Warrant and New Intercreditor Agreement

On December 31, 2012, Hollywood Media entered into Amendment No. 2 to the Credit Agreement (the “Second Credit Agreement Amendment”). Pursuant to the Second Credit Agreement Amendment, (i) effective as of December 31, 2012, the interest rate on the Loan was increased from 12% per annum to 13% per annum, (ii) the maturity date of the Loan was shortened from December 15, 2015 to June 30, 2015, (iii) Hollywood Media consented to Key Brand amending and restating Key Brand’s senior secured credit agreement to replace Key Brand’s prior senior lender, JPMorgan Chase Bank, N.A., with Key Brand’s new senior lender, Terido LLP (with the terms and conditions of such senior secured credit agreement remaining substantially the same), (iv) subject to the terms and conditions of the Terido Intercreditor Agreement described below, the net proceeds from any indebtedness incurred by Key Brand that was not otherwise permitted under Key Brand’s amended and restated senior secured credit agreement (other than from the proceeds of a refinancing of such amended and restated senior secured credit agreement) was to be used to prepay the Loan, (v) the prior consent of Hollywood Media was required for any amendment to Key Brand’s amended and restated senior secured credit agreement that would have been adverse to Hollywood Media in any material respect, and (vi) Key Brand will provide Hollywood Media with additional and more frequent financial reporting.  Except as described in this paragraph, the terms and conditions of the Credit Agreement and the Loan remained substantially the same.

In connection with the Second Credit Agreement Amendment and Key Brand’s amended and restated senior secured credit agreement, Hollywood Media and Key Brand entered into that certain Subordination and Intercreditor Agreement, dated December 31, 2012 (the “Terido Intercreditor Agreement ”), with Terido LLP, as administrative agent for the senior secured lenders of Key Brand, which defined the rights and obligations of the senior secured lenders and Hollywood Media as subordinated lender, including, without limitation, the rights of payment and the subordination of the security interests of Hollywood Media.  The terms and conditions of the Terido Intercreditor Agreement were substantially similar to the terms and conditions of the prior JPM Intercreditor Agreement.

[29]

On December 31, 2012, in connection with the Second Credit Agreement Amendment, the Warrant was amended to (i) shorten the earliest date that Hollywood Media could put the Warrant to Theatre Direct from December 16, 2017 to June 30, 2015, (ii) increase the minimum price that Hollywood Media could put the Warrant to Theatre Direct from $1,000,000 to $3,000,000, and (iii) increase the minimum price that Theatre Direct could redeem the Warrant from Hollywood Media from $1,000,000 to $3,000,000.  Except as described in the preceding sentence, the terms and conditions of the Warrant remained substantially the same.  Prior to the redemption of the Warrant (described below) the Warrant was marked to market each reporting period to reflect changes in fair value.  The fair value of the Warrant was $700,000 at December 31, 2012. As described below, on August 8, 2013, Hollywood Media received a total of $16,611,738 from Key Brand consisting of $13,861,738 from the prepayment of the Loan and $2,750,000 for the redemption in full of the Warrant.

In connection with the Second Credit Agreement Amendment, the Terido Intercreditor Agreement and the amendment to the Warrant described above, on December 31, 2012 Key Brand paid Hollywood Media an amendment fee of $50,000 and reimbursed Hollywood Media for all out-of-pocket costs and expenses incurred in documenting such agreements.

On December 31, 2012, Hollywood Media received a scheduled payment under the Loan in the amount of $1,002,128, which included a principal payment of $538,462, an interest payment of $203,000 on the $7,000,000 portion of the Loan and $260,666 of interest on the $8,500,000 portion of the Loan. The principal payment of $538,462, combined with accretion of discount of $288,585, reduced the value of the $7,000,000 portion of the Loan from $4,500,000 to $4,250,123 as of December 31, 2012. Accretion of discount, net of the reversal of previously recorded allowance for bad debt, was $1,429,315 on the $8,500,000 portion of the Loan during the three months ended December 31, 2012. For the six months ended June 30, 2013, Hollywood Media received scheduled payments under the Loan in the amount of $2,248,977, which included principal payments of $1,292,308, interest payments of $401,100 on the $7,000,000 portion of the Loan and $555,569 of interest on the $8,500,000 portion of the Loan. The principal payments of $1,292,308, combined with accretion of discount of $666,126, reduced the value of the $7,000,000 portion of the Loan from $4,250,123 at December 31, 2012 to $3,623,941 at June 30, 2013. The uncollected face amount (principal) of the $7,000,000 portion of the Loan was $6,461,538 at December 31, 2012. Accretion of discount was $702,608 and $118,361 on the $8,500,000 portion of the Loan during the nine and three months ended September 30, 2013, respectively.

On August 8, 2013, Hollywood Media entered into the transaction agreement (the “Transaction Agreement”) by and among Key Brand, Theatre Direct, and Hollywood Media for the prepayment by Key Brand in full of the amount owed to Hollywood Media pursuant to the Loan under the Credit Agreement. Pursuant to the Transaction Agreement, Key Brand paid to Hollywood Media on August 8, 2013 in cash, the amount of $13,861,738, which constituted the outstanding principal plus accrued interest through August 8, 2013 of the Loan. The Loan was scheduled to mature on June 30, 2015.

In addition, pursuant to the Transaction Agreement, Theatre Direct redeemed the Warrant. The redemption price for the Warrant was $2,750,000 and was paid on August 8, 2013 to Hollywood Media. The Warrant provided, among other things, that Hollywood Media could sell the Warrant to Theatre Direct for a floor amount of $3,000,000 beginning on June 30, 2015.

Accordingly, Hollywood Media received on August 8, 2013 a total of $16,611,738 consisting of $13,861,738 from the prepayment of the Loan and $2,750,000 from the redemption of the Warrant. The gain of $9,243,789 resulting from the Transaction Agreement is included in “Other, net” in the accompanying unaudited condensed consolidated statements of operations for the nine and three months ended September 30, 2013, respectively.

[30]

For additional information about this transaction, see Note 3 “Discontinued Operations” in the Notes to the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Sale of Hollywood.com Business to R&S Investments, LLC

On August 21, 2008, Hollywood Media entered into a purchase agreement (the “R&S Purchase Agreement”) with R&S Investments, LLC (“R&S Investments”) for the sale of Hollywood Media’s subsidiaries Hollywood.com, Inc. and Totally Hollywood TV, LLC (collectively, the “Hollywood.com Business”).  R&S Investments is wholly-owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Laurie S. Silvers, Hollywood Media’s President, Secretary and Vice-Chairperson of the Board.  Pursuant to the R&S Purchase Agreement, Hollywood Media sold the Hollywood.com Business to R&S Investments for a potential purchase price of $10,000,000 cash, which included $1,000,000 that was paid to Hollywood Media at closing and potential earnout payments totaling $9,000,000, of which $1,892,692 had been paid as of August 2012.  Hollywood Media recognized $460,037 and $155,538 in earnout gain during the nine and three months ended September 30, 2012, respectively, which is included in “Gain on sale of discontinued operations, net of income taxes” in our accompanying unaudited condensed consolidated statements of operations contained in Part 1, Item 1 of this Quarterly Report on Form 10-Q.  Hollywood Media does not have a significant continuing involvement in the Hollywood.com Business operations.

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

NET REVENUES

Total net revenues were $323,445 for Y3-13 as compared to $429,082 for Y3-12, a decrease of $105,637 or 24.6% and $139,984 for Q3-13 as compared to $96,035 for Q3-12, an increase of $43,949 or 45.8%. The decrease in net revenue in Y3-13 as compared to Y3-12 and the increase in Q3-13 as compared to Q3-12 is the result of changes in Intellectual Property revenue.

The changes in Intellectual Properties net revenues in Y3-13 as compared to Y3-12 and in Q3-13 as compared to Q3-12 was attributable to the timing of the delivery of manuscripts and a decision to shift strategy from print to primarily digital e-book distribution which is in progress. The Intellectual Properties division generates revenues from several different activities including intellectual property licensing and book development. Revenues vary quarter to quarter depending on the timing of delivery of manuscripts to the publishers and the development of e-books. Revenues are recognized when the earnings process is complete and the ultimate collection of such revenues is no longer subject to contingencies. This division does not include NetCo Partners, which is reported separately; see “Earnings (Losses) of Unconsolidated Investees” below.

[32]

EARNINGS (LOSSES) OF UNCONSOLIDATED INVESTEES

Earnings (losses) of unconsolidated investees consisted of the following:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2013	2012	2013	2012

NetCo Partners (a)	$108	$(436)	$400	$(152)
MovieTickets.com (b)	-	(3,852,855)	-	(3,780,740)
Project Hollywood (c)	-	111,440	-	21,227
	$108	$(3,741,851)	$400	$(3,759,665)

(a) NetCo Partners

Hollywood Media owns 50% of NetCo Partners as of September 30, 2013 and accounts for its investment under the equity method. NetCo Partners owns NetForce and is primarily engaged in the development and licensing of NetForce. NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements, generally upon the delivery of the manuscript to the publisher and at the point where ultimate collection is substantially assured. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. Hollywood Media’s 50% share of income of NetCo Partners was essentially $0 for Y3-13 and Y3-12 as well as Q3-13 and Q3-12.

(b) MovieTickets.com

Hollywood Media owns 26.2% of the equity in MovieTickets.com, Inc. (“MovieTickets.com”) as of September 30, 2013 and shares in 26.2% of the income or losses generated by the joint venture.  This investment is recorded under the equity method of accounting, recognizing 26.2% of ownership of MovieTickets.com income or loss as “Earnings of Unconsolidated Investees” in the accompanying unaudited condensed consolidated statements of operations.  Hollywood Media recorded $252,855 and $180,740 in loss from its investment in MovieTickets.com for the nine and three months ended September 30, 2012, respectively. Hollywood Media did not record $33,035 of its share of losses from MovieTickets.com for 2012 and $482,703 for the nine months ended September 30, 2013 for a total of $515,738, because accumulated dividends and net losses from 2013 and prior years exceed the Company’s investment in MovieTickets.com as of September 30, 2013.  The MovieTickets.com web site generates revenues primarily from service fees charged to users for the purchase of movie tickets online, the sale of advertising and research fees. There were no dividends declared or received during the nine months ended September 30, 2012 and September 30, 2013, respectively.

[33]

(c) Project Hollywood LLC

On August 28, 2012 Hollywood Media assigned to Baseline Holdings all of Hollywood Media’s membership interest in Project Hollywood in exchange for total consideration of $1.8 million. Prior to that assignment, Hollywood Media owned 20.65% of the total equity in Project Hollywood. Hollywood Media’s equity ownership in Project Hollywood was reduced from 21.74% of the total equity in Project Hollywood to 20.65% of the total equity in Project Hollywood at September 30, 2012.  Hollywood Media did not own any equity in Project Hollywood as of September 30, 2013. Hollywood Media’s initial interest in Project Hollywood was acquired on October 27, 2011. Hollywood Media recorded its investment in Project Hollywood under the equity method of accounting, recognizing its percentage interest in Project Hollywood’s income or loss as earnings of unconsolidated investees.  Under applicable accounting principles, Hollywood Media recorded $111,440 and $21,227 in income from its investment in Project Hollywood for the nine and three months ended September 30, 2012, respectively.  There were $182,617 and $5,435 of distributions during the nine and three months ended September 30, 2012, respectively. For additional information about Hollywood Media’s assignment of its membership interest in Project Hollywood and the change in Hollywood Media’s equity interest in Project Hollywood, see Note 9, “Related Party Transactions” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

OPERATING EXPENSES

Editorial, Production, Development and Technology.

Editorial, production, development and technology costs include fees and royalties paid to authors and co-editors for the Intellectual Properties segment. Editorial, production, development and technology costs were $181,734 for Y3-13 as compared to $391,503 for Y3-12, a decrease of $209,769 or 53.6% and were $68,412 for Q3-13 as compared to $108,727 for Q3-12, a decrease of $40,315 or 37.1%. The decrease in Y3-13 as compared to Y3-12 and the decrease in Q3-13 as compared to Q3-12 was due primarily to a decrease in payments to writers and co-editors and fewer projects.

Selling, General and Administrative.

Selling, general and administrative (SG&A) expenses consist of occupancy costs, professional, legal and consulting service fees, telecommunications costs, general insurance costs and selling and marketing costs (such as advertising, marketing, promotional, business development, public relations, and commissions due to other parties).  SG&A expenses for Y3-13 were $2,579,142 as compared to $1,839,990 for Y3-12, an increase of $739,152 or 40.2%. SG&A expenses for Q3-13 were $882,951 compared to $639,012 for Q3-12, an increase of $243,939 or 38.2%.

The increase in SG&A expense in Y3-13 as compared to Y3-12 was due primarily to an increase in legal fees and related professional fees of $798,000. The increase in SG&A expense in Q3-13 as compared to Q3-12 was primarily due to an increase in legal and related professional fees of $275,000.

Payroll and Benefits.

Payroll and benefits expenses include payroll and benefits and other types of compensation expense as well as human resources and administrative functions. Payroll and Benefits expenses were $1,338,777 for Y3-13 compared to $1,619,487 for Y3-12, a decrease of $280,710 or 17.3%. Payroll and benefits expenses for Q3-13 were $439,990 compared to $368,904 for Q3-12, an increase of $71,086 or 19.3%. Included in payroll and benefits in each of Y3-13 and Y3-12 was $322,500 non-cash amortization expense of deferred compensation costs.

The decrease in payroll and benefits expense in Y3-13 as compared to Y3-12 was primarily due to a decrease in executive payroll, partially offset by an increase in payroll in the Intellectual Properties segment, and the increase in payroll and benefits expense in Q3-13 as compared to Q3-12 was primarily due to an increase in payroll in the Intellectual Properties segment, as the Intellectual Properties segment shifts to digital e-book distribution.

[34]

Depreciation and amortization.

Depreciation and amortization expense consists of depreciation of property and equipment, furniture and fixtures, leasehold improvements, and equipment under capital leases and amortization of intangible assets. Depreciation and amortization expense was $58,899 for Y3-13 and $113,032 for Y3-12 and was $16,811 for Q3-13 and $37,868 for Q3-12. The decrease in depreciation and amortization expense of $54,133 or 47.9% in Y3-13 from Y3-12 and the decrease in depreciation and amortization expense of $21,057 or 55.6% in Q3-13 from Q3-12 was primarily due to assets becoming fully depreciated.

Interest, net.

Interest, net was $1,175,044 of income for Y3-13 as compared to $777,411 of income for Y3-12. Interest, net was $201,197 of income for Q3-13 as compared to $264,400 of income for Q3-12. Interest, net primarily relates to the interest accrued on the Loan due Hollywood Media from Key Brand Entertainment, the purchaser of the Broadway Ticketing Division. On October 5, 2012 the Loan was increased by $7,000,000 for the Second $7 Million Earnout. On December 31, 2012 the interest rate on the Loan was increased to 13% per annum from 12% per annum and the maturity date was moved up to June 30, 2015 from December 15, 2015. On August 8, 2013, pursuant to the Transaction Agreement, the Loan was prepaid in full and Hollywood Media received a total of $16,611,738 consisting of $13,861,738 for the prepayment of the Loan and $2,750,000 for the redemption of the Warrant. For additional information, see Note 3 – “Discontinued Operations” in the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Accretion of Discount, net of allowance for uncollectability

Accretion of discount, net was $1,468,757 for Y3-13 and $218,384 for Q3-13.  The Accretion of Discount in Y3-13 and Q3-13 was primarily attributable to the accretion of the discount on the Loan from the Broadway Sale.

Other, net

Other, net was $9,297,426 for Y3-13 and $9,245,302 for Q3-13. Other, net was primarily attributable to the gain resulting from Hollywood Media receiving a total of $16,611,738 from Key Brand on August 8, 2013, consisting of $13,861,738 from the repayment of the Loan and $2,750,000 from the redemption of the Warrant under the Transaction Agreement.

LIQUIDITY AND CAPITAL RESOURCES

Hollywood Media’s cash and cash equivalents were $24,867,007 at September 30, 2013 as compared to $11,378,519 at December 31, 2012. Our net working capital (defined as current assets less current liabilities) was $24,993,373 at September 30, 2013 as compared to $12,047,536 at December 31, 2012.

Net cash used in operating activities during Y3-13 was $3,355,010. Net cash used in operating activities during Y3-13 was primarily attributable to the following: (1) a $9,243,789 gain resulting from Hollywood Media receiving a total of $16,611,738 from Key Brand on August 8, 2013, consisting of $13,861,738 from the repayment of the Loan and $2,750,000 from the redemption of the Warrant under the Transaction Agreement, (2) $1,468,757 accretion of discount on the Loan from Key Brand (which is a non-cash item), (3) legal and professional fees of $1,314,673, (4) $819,000 in connection with advertising of Hollywood Media’s digital books, and (5) $423,613 paid for income taxes. These items were partially offset by (1) net income of $7,879,380, (2) cash received from Key Brand which included total interest received of $959,669 under the Loan, (3) $322,500 non-cash amortization expense of deferred compensation costs and, (4) $58,899 in depreciation and amortization. By comparison, net cash used in operating activities during Y3-12 was $2,006,196.

[35]

As described in Note 3, “Discontinued Operations” in the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, on October 1, 2012, following the end of the third quarter period, Hollywood Media received from Key Brand in connection with the Broadway Sale the First $7 Million Earnout payment in cash.  Further, an additional $7,000,000 representing the Second $7 Million Earnout payment was added to the Loan due Hollywood Media by Key Brand under the Credit Agreement as of October 5, 2012, which $7,000,000 was to be amortized with interest at 12% per annum over the period October 5, 2012 through December 15, 2015 in equal quarter-annual installments.  As a result of the Second $7 Million Earnout being added to the $8,500,000 principal amount of the Loan, the principal amount of the Loan due Hollywood Media by Key Brand was $15,500,000 as of October 5, 2012.  On December 31, 2012, the interest rate on the Loan due Hollywood Media by Key Brand was increased to 13% per annum and the maturity date of the Loan due Hollywood Media by Key Brand was moved up to June 30, 2015 from December 15, 2015.  The Loan due Hollywood Media by Key Brand was secured on a second lien basis by all stock and assets of Theatre Direct and its subsidiaries.

Hollywood Media recorded the Second $7 Million Earnout at a fair value of $4,500,000, which reflected a $2,500,000 discount.  Hollywood Media amortized the $2,500,000 discount under the effective interest method through August 8, 2013, at which time the Loan was paid in full in connection with the Transaction Agreement.  Amortization under the effective interest method is included in "Accretion of discount, net of allowance for uncollectability" in the accompanying unaudited condensed consolidated statements of operations contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Prior to the repayment of the Loan and redemption of the Warrant on August 8, 2013, for the six months ended June 30, 2013, Hollywood Media received scheduled payments under the Loan in the amount of $2,248,977, which included principal payments of $1,292,308, interest payments of $401,100 on the $7,000,000 portion of the Loan and $555,569 of interest on the $8,500,000 portion of the Loan.  The principal payments of $1,292,308, combined with accretion of discount of $666,126, reduced the value of the $7,000,000 portion of the Loan from $4,250,123 at December 31, 2012 to $3,623,941 at June 30, 2013. The uncollected face amount (principal) of the $7,000,000 portion of the Loan was $6,461,538 at December 31, 2012. On August 8, 2013, Hollywood Media received a total of $16,611,738 from Key Brand consisting of $13,861,738 from the prepayment of the Loan and $2,750,000 for the redemption in full of the Warrant.

Accretion of discount, net of the reversal of previously recorded allowance for bad debt, was $702,608 and $118,361 on the $8,500,000 portion of the Loan during the nine and three months ended September 30, 2013.

We received approximately $1,700,000 of principal and interest payments during the six months ended June 30, 2013 on the $7,000,000 portion of the Loan (from the Second $7 Million Earnout). In addition, we received approximately $560,000 of interest payments during the six months ended June 30, 2013 on the original $8,500,000 portion of the Loan.

[36]

Net cash provided by investing activities during Y3-13 was $17,625,671 primarily attributable to Hollywood Media receiving a total of $16,611,738 from Key Brand on August 8, 2013, consisting of $13,861,738 from the repayment of the Loan and $2,750,000 from the redemption of the Warrant under the Transaction Agreement and cash received on the Loan (prior to prepayment). By comparison, net cash provided by investing activities during Y3-12 was $4,299,789 primarily attributable to: (1) $1,230,500 cash received in connection with the assignment and assumption of Hollywood Media’s membership interest in Project Hollywood; (2) $2,950,000 cash received in connection with the Buyout Amount from R&S Investments, and (3) Hollywood.com earnout payments of $155,000 paid to the Company.

Net cash used in financing activities during Y3-13 was $782,173, which cash was primarily attributable to Hollywood Media’s stock buy-back of 521,500 shares of Hollywood Media’s common stock and payments under capital leases. By comparison, net cash used in financing activities during Y3-12 was $16,855, which cash usage was for payments under capital lease obligations.

Capital Expenditures

Hollywood Media’s capital expenditures during the nine months ended September 30, 2013 were $135,867. We currently anticipate that additional capital expenditures during 2013 will total approximately $25,000 including various system and equipment upgrades.

Authorization of Stock Repurchase Program

Hollywood Media previously reported in its current report on Form 8-K filed with the SEC on October 4, 2007, that its Board of Directors authorized a stock repurchase program (the “Repurchase Program”) under which Hollywood Media may use up to $10.0 million of its cash to repurchase shares of its outstanding common stock. During the nine months ended September 30, 2013, 521,500 shares of Hollywood Media’s common stock were repurchased under the Repurchase Program for a total cost of $766,029.

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

Off-Balance Sheet Arrangements

At September 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes of the sort contemplated by paragraph (a) (4) of Item 303 of SEC Regulation S-K. As such, management believes that we currently do not have any disclosures to make of the sort contemplated by paragraph (a) (4) of Item 303 of SEC Regulation S-K regarding “off-balance sheet arrangements.”

[37]

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

Impairment of Goodwill

Under FASB Accounting Standard Codification Topic No. 350, “Intangibles – Goodwill and Other” (ASC 350), beginning January 1, 2002, goodwill and certain intangibles are no longer amortized; however, they are subject to evaluation for impairment at least annually using a fair value based test. The Company's goodwill is tested for impairment on an annual basis, on the first day of the fourth fiscal quarter or more often if an event occurs or circumstances change that would indicate a potential impairment exists. The fair value based test is a two-step test. The first step involves comparing the fair value of each of our reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, we are required to proceed to the second step. In the second step, the fair value of the reporting unit would be allocated to the assets (including unrecognized intangibles) and liabilities of the reporting unit, with any residual representing the implied fair value of goodwill. An impairment loss would be recognized if and to the extent that the carrying value of goodwill exceeds the implied value.

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

[38]

The Company believes that the disparity between the book value of its assets as compared to the market capitalization of its business is in large part a consequence of market conditions, including perceived risks in the debt markets, the Company’s industry and the broader economy. While the Company believes that some of these risks are unique to specific companies, some represent global industry risks. The Company believes that there is no fundamental change in our underlying business model or prospects for our Company. The Company has evaluated the impairment of its goodwill, giving consideration to these risks, and their impact upon the respective reporting units’ fair values, and has reported impairments where it deems appropriate. The Company believes that the fair value of its remaining reporting unit that contains goodwill at September 30, 2013 and December 31, 2012 exceeded the book value of that unit.

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

[39]

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of Hollywood Media’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer and Chief Accounting Officer (principal financial and accounting officer), of the effectiveness of Hollywood Media’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, Hollywood Media’s management, including the Chief Executive Officer and Chief Financial Officer and Chief Accounting Officer, have concluded that Hollywood Media’s disclosure controls and procedures were effective, as of September 30, 2013, to ensure that information required to be disclosed by Hollywood Media in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to Hollywood Media’s management, including the Chief Executive Officer and Chief Financial Officer and Chief Accounting Officer, to allow timely decisions regarding required disclosure.

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

[40]

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

The amended complaint alleges that AMC has breached and continues to breach the MovieTickets.com Joint Venture Agreement, which obligates AMC to exclusively provide its ticket inventory to MovieTickets.com, and has breached its contractual and common law duties of good faith, fair dealing, and loyalty with respect to the MovieTickets.com Joint Venture and its joint venturers, Hollywood Media and National Amusements, Inc., as a result of various actions by AMC. The amended complaint contends that when AMC’s demands for greater control and a larger share of MovieTickets.com were not met, AMC breached and continues to breach the MovieTickets.com Joint Venture Agreement, which obligates AMC to exclusively provide its ticket inventory to MovieTickets.com. The amended complaint further specifies breaches by AMC of its contractual and common law duties of good faith, fair dealing, and loyalty. Among other things, the plaintiffs allege in the amended complaint that AMC used its inside position with MovieTickets.com and access to MovieTickets.com’s proprietary information in order to advance AMC’s own goals in contravention of its duty of loyalty to the joint venture and to the detriment of MovieTickets.com.

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

Recent Sales of Unregistered Securities

Hollywood Media did not issue any securities during the quarter ended September 30, 2013, in transactions that were not registered under the Securities Act of 1933.

[41]

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

During the third quarter of 2013, no shares of Hollywood Media common stock were purchased under the Repurchase Program.  As of September 30, 2013, the maximum approximate dollar value of shares that may have been purchased under the Repurchase Program was $1,907,232 (calculated by subtracting (i) the total price paid for all shares purchased under the Repurchase Program from inception through September 30, 2013 or $ 8,092,768 from (ii) the $10,000,000 potential maximum dollar value of repurchases approved under the life of the Repurchase Program).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

[42]

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

101**+

The following financial information from Hollywood Media Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012, (ii) Condensed Consolidated Statements of Operations (unaudited) for the nine and three months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2013 and 2012, and (iv) the Notes to Condensed Consolidated Financial Statements (unaudited).

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

[43]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYWOOD MEDIA CORP.

Date: October 29, 2013	By:	/s/ Mitchell Rubenstein
Mitchell Rubenstein, Chairman of the Board and Chief Executive Officer (Principal executive officer)

Date: October 29, 2013	By:	/s/ Tammy G. Hedge
Tammy G. Hedge, Chief Financial Officer and Chief Accounting Officer (Principal financial and accounting officer)

[44]