Form 10-Q
period 2022-09-30
NovelStem International Corp.
filed 2022-11-14
CIK 912544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number: 000-22908

NOVELSTEM INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

Florida	65-0385686
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2255 Glades Road, Suite 221A, Boca Raton, FL	33431
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(410) 654-3315

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2022
Common Stock, $0.01 par value per share	46,881,475

NOVELSTEM INTERNATIONAL CORP.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended September 30, 2022

PART I

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOVELSTEM INTERNATIONAL CORP.
CONDENSED BALANCE SHEETS

	As of
	September 30,	December 31,
	2022	2021
	(Unaudited)

ASSETS
Current assets:
Cash	$16,892	$8,666
Prepaid expenses	48,940	28,316
Total current assets	65,832	36,982
Investment in Netco Partners	137,011	137,011
Investment in NewStem Ltd	1,828,419	2,435,155
Total assets	$2,031,262	$2,609,148

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,460	$49,777
Note payable	-	100,000
Accrued expenses	64,172	43,425
Total current liabilities	125,632	193,202

Long-term note payable, including accrued interest	168,209	-
Total liabilities	293,841	193,202

Commitments and contingencies (see Note 7)
Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 50,316,672 shares issued, and 46,881,475 shares outstanding as of September 30, 2022 and December 31, 2021	468,815	468,815
Additional paid-in capital	290,520,159	290,321,665
Accumulated deficit	(289,051,799)	(288,174,780)
Treasury stock, at cost, 3,435,197 shares as of September 30, 2022 and December 31, 2021	(199,754)	(199,754)
Total shareholders’ equity	1,737,421	2,415,946
Total liabilities and shareholders’ equity	$2,031,262	$2,609,148

The accompanying notes are an integral part of these condensed financial statements.

NOVELSTEM INTERNATIONAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Operating expenses:
General and administrative expenses	$376,247	$136,047	$131,060	$60,133
Contra expenses - legal fees and administrative costs (Note 8)	(310,000)	-	-	-
Stock compensation expense	198,494	229,891	75,150	73,045
Total operating expenses	264,741	365,938	206,210	133,178
Loss from operations	(264,741)	(365,938)	(206,210)	(133,178)
Interest expense	5,542	4,417	3,530	2,205
Loss before income taxes	(270,283)	(370,355)	(209,740)	(135,383)
Provision for income tax	-	-	-	-
Loss before equity in net loss of equity method investees	(270,283)	(370,355)	(209,740)	(135,383)
Equity in net loss of equity method investees	(606,736)	(365,543)	(85,532)	(196,333)
Net loss	$(877,019)	$(735,898)	$(295,272)	$(331,716)

Basic and diluted net loss per share:
Net loss per share - basic and diluted	$(0.02)	$(0.02)	$(0.01)	$(0.01)

Weighted average number of shares outstanding – basic and diluted	46,881,475	43,881,477	46,881,475	43,881,477

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOVELSTEM INTERNATIONAL CORP.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

For the Three and Nine Months Ended September 30, 2022:

			Additional		Number of		Total
	Number of	Common	Paid-In	Accumulated	Treasury	Treasury	Shareholders’
	Shares	Stock	Capital	Deficit	Shares	Stock	Equity

Balance, January 1, 2022	46,881,475	$468,815	$290,321,665	$(288,174,780)	3,435,197	$(199,754)	$2,415,946
Net loss	-	-	-	(217,464)	-	-	(217,464)
Stock option compensation	-	-	49,011	-	-	-	49,011
Balance, March 31, 2022	46,881,475	$468,815	$290,370,676	$(288,392,244)	3,435,197	$(199,754)	$2,247,493
Net loss	-	-	-	(364,283)	-	-	(364,283)
Stock option compensation	-	-	74,333	-	-	-	74,333
Balance, June 30, 2022	46,881,475	$468,815	$290,445,009	$(288,756,527)	3,435,197	$(199,754)	$1,957,543
Net loss	-	-	-	(295,272)	-	-	(295,272)
Stock option compensation	-	-	75,150	-	-	-	75,150
Balance, September 30, 2022	46,881,475	$468,815	$290,520,159	$(289,051,799)	3,435,197	$(199,754)	$1,737,421

For the Three and Nine Months Ended September 30, 2021:

			Additional		Number of		Total
	Number of	Common	Paid-In	Accumulated	Treasury	Treasury	Shareholders’
	Shares	Stock	Capital	Deficit	Shares	Stock	Equity

Balance, January 1, 2021	43,881,477	$438,815	$290,078,899	$(286,829,152)	3,435,197	$(199,754)	$3,488,808
Net loss	-	-	-	(212,593)	-	-	(212,593)
Stock option compensation	-	-	83,400	-	-	-	83,400
Balance March 31, 2021	43,881,477	438,815	290,162,299	(287,041,745)	3,435,197	(199,754)	3,359,615
Net loss	-	-	-	(191,588)	-	-	(191,588)
Stock option compensation	-	-	73,446	-	-	-	73,446
Balance, June 30, 2021	43,881,477	438,815	290,235,745	(287,233,333)	3,435,197	(199,754)	3,241,473
Net loss	-	-	-	(331,716)	-	-	(331,716)
Stock option compensation	-	-	73,045	-	-	-	73,045
Balance, September 30, 2021	43,881,477	$438,815	$290,308,790	$(287,565,049)	3,435,197	$(199,754)	$2,982,802

The accompanying notes are an integral part of these condensed financial statements.

NOVELSTEM INTERNATIONAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(877,019)	$(735,898)
Equity in loss of equity method investees	606,736	365,543
Distribution from NetCo Partners	-	9,290
Stock-based compensation	198,494	229,891
Change in operating assets and liabilities:
Current assets and other assets	(20,624)	2,547
Accounts payable and accrued expenses	35,639	1,655
Net cash from operating activities	(56,774)	(126,972)

Cash flows from financing activities:
Proceeds from (repayment of) short-term note payable	$(100,000)	$100,000
Proceeds from long-term notes payable	165,000	-
Net cash from financing activities	65,000	100,000

Net change in cash	8,226	(26,972)
Cash at the beginning of the period	8,666	89,594
Cash at the end of the period	$16,892	$62,622

Supplemental cash flow information:
Cash paid during the period for:
Interest	$8,085	$4,417

The accompanying notes are an integral part of these condensed financial statements.

NOVELSTEM INTERNATIONAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—NATURE OF OPERATIONS

Description of Business

NovelStem International Corp. (“NovelStem” or the “Company”) is a holding company whose principal assets are a 30.99% equity interest in NewStem Ltd, an Israeli biotech company (“NewStem”), and a 50% equity interest in NetCo Partners (“NetCo”). NovelStem was formerly known as Hollywood Media Corp. The Company was incorporated in the State of Florida on January 22, 1993 and changed its name to NovelStem International Corp. in September 2018 as a result of its business focus shift from a media business to biotech.

NewStem focuses on the development and commercialization of diagnostic technology that can predict patients’ anti-cancer drug resistance, allowing for targeted cancer treatments and the potential to reduce resistance to chemotherapy. NewStem is collaborating with life sciences companies for the development of drugs and reagents. NetCo is a legacy media business interest which owns “Net Force”, a book publishing franchise.

Liquidity and Management’s Plans

Since inception, the Company has accumulated a deficit of approximately $289,000,000. The accumulated deficit of the Company subsequent to its business focus shift and name change in September 2018 is approximately $2,390,000 which is comprised primarily of allocated losses from equity method investments and general and administrative costs incurred by the Company.

The Company will need to obtain additional funds to continue its operations. Management’s plans with regard to these matters include additional financing and fundraising until its equity investment in NewStem is profitable. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient cash from financing on terms acceptable to the Company, or that NewStem will become profitable.

The Company entered into a financing agreement with related parties to borrow up to $600,000 for working capital needs (see Note 4). Following this financing, the Company believes that its cash resources are sufficient for the operations of the next twelve months.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Financial Accounting Standards Board (“FASB”) has established the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative GAAP.

The accompanying unaudited condensed financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These condensed financial statements have not been audited. The results of operations for the nine-month periods ended September 30, 2022 and 2021 are not necessarily indicative of the operating results for the full year.

Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Company’s Form 10 filed with the Securities and Exchange Commission on August 2, 2022 for the years ended December 31, 2021 and 2020.

Equity Investments

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors, including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s balance sheets or statements of operations; however, the Company’s share of the earnings or losses of the investee company is reflected in the caption “Equity in net income (loss) of investee company” in the statements of operations. The Company’s carrying value in an equity method investee company is reflected in the caption “Investment in investee company’ in the Company’s balance sheets.

The Company reviews equity investments for impairment on an annual basis, or earlier if events or changes in circumstances indicate that the carrying amounts might not be recoverable.

The Company holds a minority investment in an entity, NewStem, which is accounted for pursuant to the equity method of accounting. Additionally, the Company is a 50% partner in NetCo (which is accounted for pursuant to the equity method of accounting. See Note 3.

Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the period, excluding treasury stock. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding plus the dilutive potential of common shares which would result from the exercise of stock options and warrants. The dilutive effects of stock options and warrants are excluded from the computation of diluted net income (loss) per share if the effect of doing so would be antidilutive.

The following data represents the amounts used in computing earnings per share and the effect on net income (loss) and the weighted average number of shares of dilutive potential common stock (unaudited):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
Net loss available to common shareholders	$(877,019)	$(735,898)	$(295,272)	$(331,716)

Weighted average shares outstanding:
-Basic	46,881,475	43,881,477	46,881,475	43,881,477
Add: Warrants	-	-	-	-
Add: Stock options	-	-	-	-
-Diluted	46,881,475	43,881,477	46,881,475	43,881,477

Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.01)	$(0.01)

NOTE 3—EQUITY METHOD INVESTMENTS

Investment in NewStem

In 2018, the Company entered into a Share Purchase Agreement with NewStem and other related parties to provide aggregate funding of up to $4,000,000 to NewStem. This funding was to be provided through the sale of up to 50,000 common shares of NewStem to the Company representing 33% of New Stem’s outstanding shares. In 2018, the Company purchased 25,000 shares of NewStem for $2,000,000 acquiring an ownership interest of 20%. The Company made additional investments in 2019 and 2020 purchasing 12,500 shares each year for a $1,000,000 investment each year resulting in an ownership interest of 31.51% as of September 30, 2021. The Company’s ownership interest is 30.99% as of September 30, 2022 as a result of the issuance of additional NewStem shares to new investors.

The Company accounts for its investment in NewStem under the equity method. At September 30, 2022 and December 31, 2021, the carrying value of the investment in NewStem exceeded the underlying net assets of NewStem by $1,828,419 and $2,435,155, respectively. The excess relates to identified intangible assets including license agreements, specialized work force (goodwill) and two separate projects of in process research and development (“IPR&D”) related to stem cell-based diagnostics and therapeutics for cancer chemotherapies.

The Company assesses its investment in NewStem for impairment on an annual basis.

NewStem is in the development stage and has incurred losses since its inception and has yet to generate any revenues. NewStem will need to obtain additional funds to continue its operations. NewStem management’s plans with regard to these matters include continued development, marketing and licensing of its products, as well as seeking additional financing arrangements. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient cash from sales of products or financing on terms acceptable to the Company. NewStem entered into a share purchase agreement with two investors for the purchase of 2,647 ordinary shares for total consideration of $800,000. Based on NewStem’s agreement with one of its other shareholders, NewStem is entitled to a matching investment (“the matching investment”) which will bring the total funding to $1,600,000. As of September 30, 2022, the matching investment has not yet been received.

The following table represents the Company’s investment in NewStem:

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
	(Unaudited)
Investment in NewStem, beginning	$2,435,155	$3,299,713
Allocation of net loss from NewStem	(606,736)	(864,558)
Investment in NewStem, ending	$1,828,419	$2,435,155

The results of operations of the Company’s investment in NewStem is summarized below (unaudited):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021

Condensed income statement information:
Net sales	$-	$-	$-	$-
Gross margin	$-	$-	$-	$-
Net loss	$(1,935,000)	$(1,132,000)	$(276,000)	$(589,000)
Company’s allocation of net loss from NewStem	$(606,736)	$(374,833)	$(85,532)	$(196,333)

The financial position of the Company’s investment in NewStem is summarized below:

	As of
	September 30, 2022	December 31, 2021
	(Unaudited)
Condensed balance sheet information:
Current assets	$573,000	$1,425,000
Non-current assets	$27,000	$41,000
Current liabilities	$104,000	$227,000
Non-current liabilities	$112,000	$134,000

Investment in NetCo

NovelStem owns a 50% interest in NetCo, a joint venture that owns the Net Force publishing franchise. The Company accounts for its investment in NetCo under the equity method and recognizes nominal royalties from this arrangement. The Company assesses its investment in NetCo for impairment on an annual basis.

The following table represents the Company’s investment in NetCo:

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
	(Unaudited)
Investment in NetCo, beginning	$137,011	$137,011
Allocation of net income from Netco	-	21,290
Distribution from NetCo	-	(21,290)
Investment in NetCo, ending	$137,011	$137,011

The results of operations of the Company’s investment in NetCo is summarized below (unaudited):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021

Condensed income statement information:
Net sales	$-	$18,580	$-	$-
Gross margin	$-	$-	$-	$-
Net income	$-	$18,580	$-	$-
Company’s allocation of net income from NetCo	$-	$9,290	$-	$-

The financial position of the Company’s investment in NetCo is summarized below:

	As of
	September 30, 2022	December 31, 2021
	(Unaudited)
Condensed balance sheet information:
Current assets	$1,223	$13,475
Non-current assets	$272,799	$272,799
Current liabilities	$-	$12,252
Non-current liabilities	$-	$-

NOTE 4—NOTES PAYABLE RELATED PARTIES

On April 12, 2021, the Company entered into a promissory note (the “Note”) with a related party (individual) for $100,000. The Note accrued interest at 8% per annum and matured on April 12, 2022. The proceeds of this Note were used to pay operating expenses of the Company. Interest expense related to this Note was $1,198 for the nine months ended September 30, 2022. The Note and accrued interest of $6,752 were paid in full on February 16, 2022.

In May 2022, the Company entered into long-term notes payable in the form of finance agreements with two individuals who are related parties, which were amended in July 2022, to borrow up to $600,000 for working capital needs. One of the individuals is a director and shareholder, the other is our Executive Chairman who is also a shareholder. These agreements provide for funding through January 31, 2024, provide for interest at a rate of 8% per annum and mature the earlier of January 31, 2024 or twenty months from the date of the first funded amount (May 2022) unless the shareholders agree to extend the due date at that time. The balance outstanding on these notes was $165,000 as of September 30, 2022. Related interest accrued and payable at maturity is $3,209 at September 30, 2022.

NOTE 5—EQUITY

(a) General

At September 30, 2022 and December 31, 2021, the Company had issued and outstanding 46,881,475 shares of its common stock, par value $0.01 per share. Holders of outstanding common stock are entitled to receive dividends when, as and if declared by the Board and to share ratably in the assets of the Company legally available for distribution in the event of a liquidation, dissolution or winding up of the Company.

(b) Summary Employee Option Information

The Company’s stock option plan provides for the grant to officers, directors, third party contractors and other future key employees of options to purchase shares of common stock. The purchase price may be paid in cash or at the end of the option term. If the option is “in-the-money”, it is automatically exercised “net”. In a net exercise of an option, the Company does not require a payment of the exercise price of the option from the optionee but reduces the number of shares of common stock issued upon the exercise of the option by the smallest number of whole shares that has an aggregate fair market value equal to or in excess of the aggregate exercise price for the option shares covered by the option exercised. Each option is exercisable to one share of the Company’s common stock. Most options expire within six years from the date of the grant and generally vest on the first anniversary date of their issuance. Pursuant to the Equity Incentive Plan the Company’s board of directors approved on November 12, 2018, an aggregate of 5,400,000 options have been issued to directors and investor relations professionals.

The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the respective periods (all in weighted averages):

	Nine Months Ended September 30,
	2022	2021
Risk-free interest rate	1.5%	1.6%
Expected term of options, in years	3.9	6
Expected annual volatility	185.8%	140.2%
Expected dividend yield	0%	0%
Determined weighted average grant date fair value per option	$0.27	$-

The expected term of the options represents an estimate of the length of time until the expected date of exercising the options. Options granted have a maximum life of 6 years. With respect to determining expected exercise behavior, the Company has grouped its option grants into certain groups to track exercise behavior and establish historical rates. The Company estimated volatility by considering historical stock volatility over the expected term of the option. The risk-free interest rates are based on the U.S. Treasury yields for a period consistent with the expected term. The dividend yield of 0% is based on the Company’s history and expectation of dividend payout. The Company has not paid and does not anticipate paying dividends in the near future.

(c) Summary Option Information

A summary of the Company’s option plans for the nine months ended September 30, 2022, is presented below (unaudited):

	Number	Weighted
	of	Average
	Options	Exercise
	(in shares)	Price
Outstanding, December 31, 2021	4,300,000	$0.10
Granted	1,100,000	0.29
Outstanding, September 30, 2022	5,400,000	$0.14
Exercisable, September 30, 2022	4,300,000	$0.14

Stock-based compensation expense was approximately $198,000 and $75,000 in the nine months and three months ended September 30, 2022, respectively. Stock-based compensation expense was approximately $230,000 and $73,000 for the nine months and three months ended September 30, 2021, respectively.

The total compensation cost related to non-vested awards not yet recognized was approximately $100,000 as of September 30, 2022. As of September 30, 2022, 1,100,000 options were unvested. These options vest one year from their grant date which is January 2023.

(d) Warrants

The Company has issued warrants at exercise prices equal to or greater than the market value of the Company’s common stock at the date of issuance. A summary of warrant activity follows (unaudited):

	Number of	Weighted
	shares	Average
	underlying	Exercise
	warrants	Price
Outstanding, December 31, 2021	3,000,000	$0.12
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding, September 30, 2022	3,000,000	$0.12

The warrants outstanding at September 30, 2022 have a weighted average remaining contractual life of approximately nine months.

NOTE 6—INCOME TAXES

The Company’s income tax provision differs from the expense that would result from applying statutory rates to income (loss) before taxes. A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows (unaudited):

	Nine Months Ended September 30,
	2022	2021
Computed tax at the federal statutory rate of 21%	$(184,174)	$(176,854)
State income taxes, net of federal income tax benefit	(38,106)	(36,591)
Change in federal valuation allowance	222,280	213,445
Total provision for income tax	$-	$-

	Three Months Ended September 30,
	2022	2021
Computed tax at the federal statutory rate of 21%	$(62,007)	$(69,660)
State income taxes, net of federal income tax benefit	(12,829)	(14,413)
Change in federal valuation allowance	74,836	84,073
Total provision for income tax	$-	$-

NOTE 7—COMMITMENTS AND CONTINGENCIES

The Company is the claimant in an arbitration proceeding against their 50% partner in NetCo. The Company initiated the arbitration proceeding in an effort to maximize the total potential value to be derived from fully utilizing the NetCo intellectual property across publishing, entertainment, digital media, merchandising and other ancillary markets. Arbitration hearings were held at the end of July 2022. During the proceedings the arbitrator put the arbitration on hold and asked the parties to try and negotiate a settlement. Arbitration proceedings were concluded in October 2022 and legal counsel for both parties are in the process of filing final briefs which are due to the arbitrator in January 2023. It is unknown as to how long the arbitrator will take to render his decision.

NOTE 8—LITIGATION FUNDING AGREEMENT

On February 11, 2022, the Company entered into a nonrecourse litigation funding agreement (the “Agreement”) with Omni Bridgeway (Fund 4) Invt. 3 L.P. (“Omni”) related to an ongoing arbitration proceeding disclosed in Note 7. The Agreement provides for Omni to fund all costs related to the arbitration up to $1,000,000 in exchange for an assignment of a certain portion of rights to and interest in claims related to this arbitration. The agreement provides for specific calculations of the portion of any claims collected to be received by Omni with the remainder collectible by the Company. During the nine months ended September 30, 2022, the Company received $310,000 pursuant to this agreement for the reimbursement of legal costs and working capital expenditures, including previously incurred general and administrative costs.

NOTE 9—SUBSEQUENT EVENTS

As disclosed in Note 4, the Company has in place notes payable with related parties. The Company received total advances of $35,000 related to these agreements in October 2022, subsequent to the date of these financial statements. To date, the Company has received advances of $200,000 pursuant to these agreements.

In November 2022, these notes payable were amended to increase the interest rate to 10% per annum on all future advances.

NOVELSTEM INTERNATIONAL CORP.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in the following discussion and throughout this Form 10-Q that are not historical in nature are “forward-looking statements.” You can identify forward-looking statements by the use of words such as “expect,” “anticipate,” “estimate,” “may,” “will,” “should,” “intend,” “believe,” and similar expressions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. Actual results could differ from those described in this Form 10-Q because of numerous factors, many of which are beyond our control. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes.

Overview

We are a development stage company and reported net losses of $877,000 and $736,000 for the nine months ended September 30, 2022 and 2021, respectively, and $295,000 and $332,000 for the three months ended September 30, 2022 and 2021, respectively. We had current assets of $66,000 and current liabilities of $126,00 as of September 30, 2022. As of December 31, 2021, our current assets and current liabilities were $37,000 and $193,000, respectively. We have prepared our financial statements for the three and nine months ended September 30, 2022 assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our shareholders as well as NewStem’s ability to successfully develop and commercialize its products. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions, large alternative minimum tax refunds, and short-term debt.

NewStem is a development stage Israeli biotech limited liability company focused on pioneering intellectual property related to haploid human embryonic stem cells for the development of personalized diagnostics and therapeutics for genetic and epigenetic diseases. NewStem has incurred losses related to in process research and development since inception and the Company records our percentage allocation of these net losses as incurred. We have included the condensed financial statements of NewStem as an exhibit to this Form 10-Q.

RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto and other financial information appearing elsewhere in this Form 10-Q. In the discussion below, general and administrative expenses are referred to as “G&A expenses”.

	Nine Months Ended September 30			Three Months Ended September 30
	2022	2021	Change	2022	2021	Change
Operating expenses:
G&A expenses	$376,247	$138,252	$237,995	$131,060	$60,133	$70,927
Contra expenses - legal fees	(310,000)	-	(310,000)	-	-	-
Stock compensation expense	198,494	229,891	(31,397)	75,150	73,045	2,105
Total operating expenses	264,741	368,143	(103,402)	206,210	133,178	73,032
Loss from operations	(264,741)	(368,143)	(103,402)	(206,210)	(133,178)	73,032
Interest expense	5,542	2,212	3,330	3,530	2,205	1,325
Net loss before equity in net
loss of equity method investees	(270,283)	(370,355)	100,072	(209,740)	(135,383)	(74,357)
Equity in net loss of equity method investees	(606,736)	(365,543)	(241,193)	(85,532)	(196,333)	110,801
Net loss	$(877,019)	$(735,898)	$(141,121)	$(295,272)	$(331,716)	$36,444

We are a holding company whose primary assets are our ownership of equity interests in NewStem and NetCo. We conduct no other business and as a result, we have no revenue or cost of revenue.

The Company incurs G&A expenses primarily related to professional fees and insurance. We incurred G&A expenses of $376,000 and $138,000 for the nine months ended September 30, 2022 and 2021, respectively, and $131,000 and $60,000 for the three months ended September 30, 2022 and 2021, respectively. Specifically, professional fees increased by $199,000 in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 and $57,000 in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Insurance costs increased by $34,000 in the nine months ended September 30, 2022 as compared to the same period in 2021 and $12,000 in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Our increase in G&A expenses relates primarily to professional fees incurred in the audit of our financial statements for the years ended December 31, 2021 and 2020 and, in the preparation, and filing of our Form 10 registration statement.

Stock compensation expense decreased by $31,000 in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 due to a smaller number of options awarded in the current period as compared to the prior period.

During the nine months ended September 30, 2022 we recorded a contra expense of $310,000 which is comprised of funds from a litigation funding agreement. This agreement was signed during the first quarter of 2022 with Omni Bridgeway to fund our arbitration against our 50% joint venture partner, C.P. Group. This is a nonrecourse agreement and the Company has no obligation to repay any funds received under the agreement. In the event of a favorable outcome, Omni Bridgeway would recover disbursed funding as part of their investment return.

As part of that funding arrangement, Omni Bridgeway agreed to reimburse NovelStem $310,000 which was comprised of $140,000 for reimbursement of previously incurred legal expenses and $170,000 for working capital needs including previously incurred general and administrative costs. There was no contra expense in the nine months ended September 30, 2021.

The Company has recorded no income tax expense as we have incurred operating losses and all deferred tax assets are fully offset by an income tax valuation allowance.

We reported net losses from equity method investees in all periods presented. The net losses reported for the three and nine months ended September 30, 2022 were fully comprised of net losses from NewStem. The net losses reported for the nine months ended September 30, 2021 included net income of $9,000 from NetCo which was offset by net loss of $375,000 from NewStem.

Liquidity and Capital Resources

We have never paid dividends on our common stock. Our present policy is to apply cash to investments in product development at NewStem, acquisitions or expansion; consequently, we do not expect to pay dividends on common stock in the foreseeable future.

We expect to continue to incur greater expenses in the near future as we expand our business or enter into strategic partnerships. We also expect our G&A expenses to increase as we expand our finance and administrative staff, add infrastructure, and incur additional costs related to being a reporting act company, including directors’ and officers’ insurance and increased professional fees.

The Company will need to obtain additional funds to continue its operations. Management’s plans with regard to these matters include additional financing and fundraising until its equity investment in NewStem is profitable. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient cash from financing on terms acceptable to the Company, or that NewStem will become profitable.

In May 2022, the Company entered into an agreement with Jan Loeb, our Executive Chairman and Jerry Wolasky, a member of the Board, which was amended in July 2022, to borrow up to an aggregate of $600,000 for working capital needs. This agreement provides for funding through January 31, 2024, provides for interest at a rate of 8% per annum, increased to 10% per annum for advances subsequent to November 11, 2022, and matures the earlier of January 31, 2024 or twenty months from the date of the first funded amount unless the lenders agree to extend the due date at that time. As of the date of this Form 10-Q, the Company has drawn down $200,000 under the aforementioned agreement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

This section is not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Our Principal Executive Officer and Chief Financial Officer conducted an evaluation of our controls and procedures. We have identified material weaknesses in our internal control and procedures and internal control over financial reporting. If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. We have re-evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of September 30, 2022 and we concluded there was a material weakness in the design of our internal control over financial reporting.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified included insufficient resources to employ proper segregation of duties over the processing of transactions and financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Netco owns all rights in all media to the NetForce intellectual property including film, television, and video games. Consistent with our contractual and statutory rights, NovelStem is intent on commercially exploiting the full array of media rights relating to Net Force. We have initiated an arbitration proceeding against our 50% partner in Netco, C.P. Group, in an effort to maximize the total potential value to be derived from fully utilizing the Netco intellectual property across video games, streaming, entertainment, digital media, merchandising and other ancillary markets. Arbitration proceedings for the joint owners of NetCo began in July 2022. To fund efforts to maximize the value of Netco, NovelStem has secured non-recourse litigation funding.

Arbitration hearings were held at the end of July 2022. During the proceedings the arbitrator put the arbitration on hold and asked the parties to try and negotiate a settlement. Arbitration proceedings were concluded in October 2022 and legal counsel for both parties are in the process of filing final briefs which are due to the arbitrator in January 2023. It is unknown as to how long the arbitrator will take to render his decision.

ITEM 6.	EXHIBITS

#31.1	Certification of Principal Executive Officer and Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#32.1	Certification of Principal Executive Officer and Executive Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
#33.1	Condensed Financial Statements of NewStem Ltd. as of and for the nine months ended September 30, 2022

#101.1 The following financial statements from NovelStem International Corp.’s Form 10-Q for the quarter ended September 30, 2022, filed on November 14, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Changes in Shareholders’ Equity, (iv) Condensed Statements of Cash Flows and (v) Notes to Condensed Financial Statements, tagged as blocks of text.

104 Cover Page Interactive Data File (embedded within the Inline XBRL document).

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVELSTEM INTERNATIONAL CORP.

Date: November 14, 2022	By:	/s/ Jan Loeb
	Name:	Jan Loeb
	Title:	Executive Chairman

