Form 10-K
period 2022-12-31
NovelStem International Corp.
filed 2023-03-31
CIK 912544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022	Commission file number: 000-22908

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

NOVELSTEM INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

Florida	65-0385686
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

2255 Glades Road, Suite 221A, Boca Raton, FL	33431
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (410) 654-3315

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Ex- change Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of the last day of the second fiscal quarter of 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $8,907,480 based on the closing sale price on that date as reported on the OTCQB marketplace. As of March 31, 2023 there were 46,881,475 shares of Common Stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Certain statements contained in this report are forward-looking in nature. These statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “should” or “anticipates”, or the negatives thereof, or comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Certain of such risks and uncertainties are discussed below under the heading “Item 1A. Risk Factors.”

PART I

Item 1. Business.

NovelStem International Corp. (“NovelStem” or the “Company”) is a development stage biotechnology holding company focused on the stem cell-based technology developed by its affiliate, NewStem Ltd, an Israeli biotech company (“NewStem”), in which the Company owns an approximate 31% equity interest. NovelStem was formed in January 1993 as Big Entertainment, Inc. Thereafter, the Company changed its name to Hollywood.Com Inc. and, later to Hollywood Media Corp. (“Hollywood Media”).

In 2018, the Company shifted its business focus from media to cutting edge biotech when it acquired a substantial ownership interest in NewStem and changed its name to NovelStem. As a significant shareholder in NewStem, and the substantial commitment of our management and financial resources to NewStem, including the fact that our Executive Chairman, Jan Loeb, is also the Chairman of NewStem, we have the ability to exert significant influence over the management and operations of NewStem resulting in NewStem functioning as a minority operating subsidiary of the Company. Since his appointment in July 2018, Mr. Loeb has acted in an executive capacity on behalf of the Company and has served in a de facto leadership role. In September 2022, the Board appointed Mr. Loeb as Executive Chairman of NovelStem in order to ratify Mr. Loeb’s position and clarify his executive role. On January 13, 2023, the Board appointed Mr. Loeb as President. With respect to NewStem, Mr. Loeb, as the Chairman, calls and presides over the meetings of NewStem’s Board of Directors. Additionally, Mr. Loeb leverages his financial expertise by guiding NewStem’s financial and strategic planning, including the raising and deployment of capital, developing and modifying NewStem’s business plan and budget and by participating in the negotiation of NewStem’s material contracts as required. NewStem does not currently have an appointed Chief Financial Officer and, as such, Mr. Loeb serves as the de facto Chief Financial Officer and Chief Strategic Officer of NewStem

NovelStem depends entirely on earnings and cash from its investments in NewStem and our 50% equity interest in a legacy joint venture named NetCo Partners (“NetCo”). The Company’s principal operations coincide with those of NewStem. We have not received any dividend payments or other distributions from NewStem in the fiscal years ended December 31, 2022 and 2021. We received distributions of earnings from NetCo of $12,591 and $21,290, respectively, for the fiscal years ended December 31, 2022 and 2021.

NewStem

NewStem is a development stage Israeli biotech limited liability company focused on human Pluripotent Stem Cells (hPSCs) in general, and Haploid human Pluripotent Stem Cells (HhPSCs), in particular. These cells have the potential to change the face of medical research as they play a pivotal role in cancer research, regenerative medicine and disease therapy. NewStem established a discovery bio-platform based on haploid human embryonic stem cell technology for genome-wide screenings and is currently using this platform for the discovery and development of oncology drugs based on synthetic lethal interaction and developing a personalized diagnostic for early detection of chemotherapy resistance. NewStem has incurred losses since inception and has not generated any revenues to date. NewStem filed an FDA Pre-Submission and received a CE Mark from the European Medicines Agency (EMA) for its in vitro diagnostic device (IVDD). NewStem does not have an FDA approved medical device. The NewStem Software Diagnostic Device (NSDD) is CE marked under EU regulation as an “other” IVD under Directive 98/79/EC since March 2022.

NewStem performs genome-wide genetic screening to identify synthetic lethal interactions with common cancer-related mutations. The first step in the process is to create a model with relevant cancer-related mutations in HhPSCs, where, subsequently, a library targeting approximately 18,000 coding genes is induced. At the end of this step, each cell has two mutations, one in the cancer related gene and the other in a coding gene. A genome-wide genetic screening is performed, both on normal HhPSCs and genomic modified HhPSCs to which a cancer-related mutation was inserted. The goal of such screens is to identify mutations that in combination with a cancer-related mutation will kill the cells. Following bioinformatic analysis of the genetic screening results, novel targets are identified and validated, first in HhPSCs and then cancer models (tumor organoids and PDX). NewStem has validated several targets in HhPSCs and will move next to validation in cancer models. To identify novel targets for drug development, NewStem performs genome-wide genetic screening. The validation process requires additional experiments that corroborate the results in independent experiments that corroborate the results in independent experiments that are performed on haploid human embryonic stem cells and cancer models. For validated targets, artificial intelligence (AI) based drug discovery will be performed following by hit to lead process and ADMET that will support the transition to clinical trials.

In reference to AI-based drug discovery, AI can assist in structure-based drug discovery by predicting the 3D protein structure and the chemical environment of the target protein site, thus helping to predict the effect of a compound on the target along with safety considerations before their synthesis or production and, accordingly, accelerates the drug development process.

In reference to the hit to lead process- this is the iterative process of lead improvement. It is the stage where a hit, typically a small molecule identified in a high throughput screen, is chemically modified into a lead molecule following improvements in activity against the target.

In reference to ADMET, this is the five-letter acronym for absorption, distribution, metabolism, excretion, and toxicity that describes pharmacokinetics. ADMET plays key roles in drug discovery and development. A high-quality drug candidate should not only have sufficient efficacy against the therapeutic target, but also show appropriate ADMET properties at a therapeutic dose.

NewStem possesses pioneering intellectual property, reagents and experience related to the isolation and differentiation of HhPSCs and hPSCs, their genetic manipulation, immunogenicity, tumorigenicity and their unique capacity in disease modeling.

We believe that NewStem is currently the only company worldwide to develop products based on this innovative proprietary technology. These products refer to the medical device platform that provides information to oncologists regarding the presence of mutations in the patient’s tumor profile which may confer resistance to different anti-cancer drugs and to anticancer drugs that target tumors with specific mutations based on a synthetic-lethal interaction approach.

NewStem’s technology solutions are derived from an exclusive, worldwide license from Yissum Research Development Company, Hebrew University’s technology transfer company (“Yissum”) and The New York Stem Cells Foundation, based on the findings and inventions of Prof. Nissim Benvenisty, Director of the Azrieli Center for Stem Cells and Genetic Research, The Hebrew University of Jerusalem (the “License”). The License provides NewStem an exclusive worldwide license to make commercial use of the License and to develop, manufacture, market, distribute or sell a product in the field of therapeutics, diagnostics, screening, development and testing. In consideration for the grant of the License, NewStem is obligated to pay royalties of up to 3% of net sales and up to 12% of “Sublicense Consideration” (as defined in the License Agreement).

NovelStem was the original seed investor in NewStem providing $2 million in July 2018 and another $2 million over the next two and a half years. We currently own a 30.58% equity interest in NewStem. The remaining equity interests in NewStem are owned by Yissum and Professor Benvenisty, each of whom owns a 30.58% equity interest, Illumina Cambridge LTD, which owns a 5.32% equity interest, and management and a number of other shareholders who own collectively approximately 2.93%. Currently, our President and Executive Chairman, Jan Loeb, is also the Chairman of the Board of NewStem. Professor Benvenisty and a representative of Yissum occupy the other two Board seats.

Pursuant to NewStem’s Articles of Association, investors (including NovelStem) are granted certain rights and are subject to certain restrictions with respect to their equity interests in NewStem. NovelStem has preemptive rights to purchase additional shares issued by NewStem up to its pro-rata share of all outstanding shares of NewStem held by all shareholders of NewStem, until the consummation of either an initial public offering or a liquidation event. Such pro-rata share may be increased into an over-allotment if other shareholders decline to exercise their preemptive rights. The Board of Directors of NewStem may make capital calls on NovelStem and the other shareholders, in respect of any sum unpaid in respect of shares held by such shareholder. All shareholders holding at least 10% of the outstanding shares, including NovelStem, may exercise a right of first refusal on all sales of shares of NewStem other than transfers to certain permitted transferees. NovelStem and other shareholders have a co-sale right to sell their shares in place of those that would be issued and sold by NewStem’s founder. The shares of NewStem are subject to a drag-along right, compelling all shares to be sold in the event that a transaction meant to sell all shares of NewStem is approved by shareholders holding at least 65% of the vote of all shares of NewStem.

Competition

The technologies underlying NewStem’s products are subject to rapid and profound technological change. Competition intensifies as technical advances in each field are made and become more widely known. We can give no assurance that others will not develop services, products, or processes with significant advantages over the products, services, and processes that NewStem offers or is seeking to develop. Any such occurrence could have a material and adverse effect on NewStem’s and our business, results of operations and financial condition.

NewStem plans to enhance and broaden its product offerings in response to changing customer demands and competitive pressure and technologies. The success of any new product offering or enhancement to an existing product will depend on numerous factors, including the ability to:

-	Properly identify and anticipate physician and patient needs;
-	Develop and introduce new products or product enhancements in a timely manner;
-	Adequately protect intellectual property and avoid infringing upon the intellectual property rights of third parties;
-	Demonstrate the safety and efficacy of new products; and
-	Obtain the necessary regulatory clearances or approvals for new products or product enhancements.

Government Regulation

In the United States, pharmaceutical products are subject to extensive regulation by the Federal Food and Drug Administration and Cosmetic Act or the FDA. The FDA and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. The FDA has very broad enforcement authority and failure to abide by applicable regulatory requirements can result in administrative or judicial sanctions being imposed on NewStem, including warning letters, refusals of government contracts, clinical holds, civil penalties, injunctions, restitution, disgorgement of profits, recall or seizure of products, total or partial suspension of production or distribution, withdrawal of approval, refusal to approve pending applications, and criminal prosecution.

FDA Approval Process

NewStem’s therapeutic product candidates are expected to be regulated by the FDA as drugs. No manufacturer may market a new drug until it has submitted a New Drug Application, or NDA, to the FDA, and the FDA has approved it.

The testing and approval process requires substantial time, effort and financial resources, and NewStem’s product candidates may not be approved on a timely basis, if at all. The time and expense required to perform the clinical testing necessary to obtain FDA approval for regulated products can frequently exceed the time and expense of the research and development initially required to create the product. The results of preclinical studies and initial clinical trials of NewStem’s product candidates are not necessarily predictive of the results from large-scale clinical trials, and clinical trials may be subject to additional costs, delays or modifications due to a number of factors, including difficulty in obtaining enough patients, investigators or product candidate supply. Failure by NewStem to obtain, or any delay in obtaining, regulatory approvals or in complying with requirements could adversely affect the commercialization of product candidates and NewStem’s (and, therefore, the Company’s) ability to receive product or royalty revenues.

The diagnostic product (NSDD) will be considered a medical device. A Pre-Submission (Pre-Sub) regarding the NSDD was submitted to FDA in March 2022, and the FDA’s written feedback was received in May 2022. The FDA requested that the presented intended use and pivotal clinical testing design be modified. NewStem still needs to present to the FDA a Supplement to the Pre-Sub, presenting such modifications, and asking it to confirm that the de novo route is indeed applicable to the device. Once an agreement is reached with the FDA, the device will be subjected to a retrospective pivotal clinical testing that will be followed by the de novo submission to the FDA.

NewStem has a collaboration with Memorial Sloan Kettering Cancer Center (“MSK”) Innovation Hub to further optimize and validate NewStem’s bioinformatics-based software as a medical device diagnostic platform. The NewStem Software Diagnostic Device (“NSDD”) provides information to oncologists regarding the presence of mutations in a patient’s tumor profile which may confer resistance to certain anti-cancer drugs. Armed with NSDD-based intelligence, oncologists can make more informed treatment decisions. The collaboration is focused on triple-negative breast cancer patients and non-small cell lung cancer patients treated with Paclitaxel and/or Carboplatin. NewStem expects to receive genomic data from the MSK Innovation Hub within the next few months. That data will be analyzed and compared to the data that the NSDD generates for that particular patient.

The MSK Innovation Hub brings together innovative, digitally focused companies with MSK’s community of researchers, clinicians, and digital health professionals through a program designed to establish innovative collaborations that can have a tangible impact on treatment or management of cancer.

Other Regulatory Requirements

After approval, drug products are subject to extensive continuing regulation by the FDA, which include obligations to manufacture products in accordance with Good Manufacturing Practice, or GMP, maintain and provide to the FDA updated safety and efficacy information, report adverse experiences with the product, keep certain records and submit periodic reports, obtain FDA approval of certain manufacturing or labeling changes, and comply with FDA promotion and advertising requirements and restrictions. Failure by NewStem to meet these obligations can result in various adverse consequences, both voluntary and FDA-imposed, including product recalls, withdrawal of approval, restrictions on marketing, and the imposition of civil fines and criminal penalties against the NDA holder. In addition, later discovery of previously unknown safety or efficacy issues may result in restrictions on the product, manufacturer or NDA holder.

Outside the United States, NewStem’s ability to market a product is contingent upon receiving marketing authorization from the appropriate regulatory authorities. The requirements governing marketing authorization, pricing and reimbursement vary widely from jurisdiction to jurisdiction. At present, foreign marketing authorizations are applied for at a national level, although within the European Union registration procedures are available to companies wishing to market a product in more than one European Union member state.

NewStem is also subject to various environmental, health and safety regulations including those governing laboratory procedures and the handling, use, storage, treatment, and disposal of hazardous materials. From time to time, and in the future, NewStem’s operations may involve the use of hazardous materials.

NetCo

In June 1995, we and C.P. Group Inc. (“C.P. Group”), formed the joint venture, NetCo. NetCo owns the entertainment property, “Net Force”, about a division of the FBI investigating crimes and adventures involving the internet and the digital world.

NovelStem and C.P. Group each own 50% of the ownership interest in NetCo. NetCo owns all rights in all media to the Net Force property including film, television, and video games.

In 1997, NetCo licensed to Putnam Berkley the rights to publish the first six Net Force books in North America, which books were written and published. This agreement was subsequently renewed in December 2001 for four more books that were created and published. There was also a series of books targeted to the young adult market, Net Force Explorer, also published by Putnam Berkley. Net Force books have so far been published in mass market paperback format. The first book in the series was adapted as a four-hour mini-series on the ABC television network.

In 2019, NetCo entered into a new publishing agreement with HarperCollins. Three novels and two Net Force novellas have been published under that agreement. Through its interest in NetCo, NovelStem receives distributions of its 50% share of proceeds generated from the rights to Net Force.

Competition

Competition in the publishing and video game industries is intense. Many new products and services are regularly introduced in each major industry segment (console, mobile and PC), but only a relatively small number of “hit” titles account for a significant portion of total revenue in each segment. NetCo’s competitors range from established interactive entertainment companies and diversified media companies to emerging start-ups, and we expect new competitors to continue to emerge throughout the world.

See Item 8 – Legal Proceedings for information concerning proceedings related to NetCo.

Employees

We do not currently have any employees; however, the Company relies on consultants to perform the duties that would be performed by employees.

Additional Financial Information

For additional financial information regarding our operations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Financial Statements included in this Annual Report.

Available Information

We file annual, quarterly and current reports and other information with the U.S. Securities and Exchange Commission (the “SEC”). These filings are available to the public over the internet at the SEC’s website at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room located at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

Our website can be found at http://novelstem.com.

Item 1A. Risk Factors.

Our business is subject to certain risks, including those described below. If any of the events described in the following risk factors actually occurs then our business, results of operations and financial condition could be materially adversely affected. More detailed information concerning these risks is contained in other sections of this registration statement, including “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Relating to our Business

We are a holding company the principal assets of which are illiquid, ownership interests in NewStem and NetCo.

Our Company’s primary assets are equity interests in NewStem and NetCo. Our President and Executive Chairman, Jan Loeb, is also the Chairman of NewStem and through this shared management structure along with our 30.58% ownership interest in NewStem, we are able to exert significant influence over the operations of NewStem. Additionally, we are a 50% partner in NetCo and through our ownership interest, are able to exert significant influence over this entity and its operations.

We conduct no other business and, as a result, we depend entirely upon earnings and cash flow from NewStem and NetCo. If we decide in the future to pay dividends, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries.

Our investments in NewStem and NetCo are illiquid.

Our shares in NewStem and our ownership interest in NetCo are illiquid and have extremely limited liquidity rights. The transferability of these interests is restricted under federal and state securities laws and the governing documents of each of NewStem and NetCo.

We depend on our executive officers and consultants and other key individuals along with the executive officers and key individuals of NewStem to continue the implementation of our long-term business strategy and could be harmed by the loss of their services and our inability to make up for such loss with qualified replacements.

We believe that our continued growth and future success will depend in large part on the skills of our management team and the management teams of NewStem and NetCo, and our partners’ respective abilities to motivate and retain these individuals and other key individuals. Jan Loeb, our President and Executive Chairman, is also the Chairman of NewStem, and therefore has the shared responsibility of growing the business and operations of NewStem. The loss of any of their service could reduce our ability to successfully implement our long-term business strategy which may result in a loss of revenue, and the value of our common stock could be materially adversely affected. Leadership changes will occur from time to time and we cannot predict whether significant resignations will occur or whether NewStem will be able to recruit additional qualified personnel. We believe these management teams possess valuable knowledge about our, NewStem’s and NetCo’s respective industries and that their knowledge and relationships would be very difficult to replicate. The loss of key personnel, or the inability to recruit and retain qualified and talented personnel in the future, could have an adverse effect on the respective businesses of NewStem and NetCo, and, consequently, our business, financial condition and/or operating results.

We and NewStem have limited operating histories and have generated no revenue to date.

We and NewStem have a limited operating history and do not have a meaningful historical record of sales and revenues, nor do we or NewStem have an established business track record. While we believe that we have the opportunity to be successful, there can be no assurance that we will be successful in accomplishing our business initiatives, or that we will be able to achieve any significant levels of revenues or net income.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. We have re-evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of December 31, 2022 and we concluded there was a material weakness in the design of our internal control over financial reporting.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Rapid technological change could cause products to become obsolete, and if NewStem does not enhance its product offerings through research and development efforts, it may be unable to effectively compete.

NewStem’s future business success will depend upon its ability to maintain and enhance its product portfolio with respect to advances in technological improvements for certain products that meet customer needs and market conditions in a cost-effective and timely manner. NewStem may not be successful in gaining access to new products that successfully compete or are able to anticipate customer needs and preferences, and customers may not accept one or more of its products. If NewStem fails to keep pace with evolving technological innovations or fails to modify its products and services in response to customers’ needs or preferences, then NewStem’s and our business, financial condition and results of operations could be adversely affected.

The technologies underlying NewStem’s products are subject to rapid and profound technological change. Competition intensifies as technical advances in each field are made and become more widely known. We can give no assurance that others will not develop services, products, or processes with significant advantages over the products, services, and processes that NewStem offers or is seeking to develop. Any such occurrence could have a material and adverse effect on NewStem’s and our business, results of operations and financial condition.

NewStem plans to enhance and broaden its product offerings in response to changing customer demands and competitive pressure and technologies. The success of any new product offering or enhancement to an existing product will depend on numerous factors, including the ability to:

-	Properly identify and anticipate physician and patient needs;
-	Develop and introduce new products or product enhancements in a timely manner;
-	Adequately protect intellectual property and avoid infringing upon the intellectual property rights of third parties;
-	Demonstrate the safety and efficacy of new products; and
-	Obtain the necessary regulatory clearances or approvals for new products or product enhancements.

If NewStem does not develop and, when necessary, obtain regulatory clearance or approval for new products or product enhancements in time to meet market demand, or if there is insufficient demand for these products or enhancements, its results of operations will suffer. NewStem’s research and development efforts may require a substantial investment of time and resources before it is adequately able to determine the commercial viability of a new product, technology, material or other innovation. In addition, even if NewStem is able to successfully develop enhancements or new generations of its products, these enhancements or new generations of products may not produce sales in excess of the costs of development, and they may be quickly rendered obsolete by changing customer preferences or the introduction by competitors of products embodying new technologies or features.

Our ongoing viability as a company depends on NewStem’s ability to successfully develop and commercialize its products.

NewStem is principally focused on utilizing proprietary hPSCs and HhPSCs in the development of diagnostic and therapeutic products in oncology. NewStem must develop diagnostics and therapeutics successfully test them for safety and efficacy in the targeted patient population and manufacture the finished drugs on a commercial scale to meet regulatory standards and receive regulatory approvals. The development and commercialization process is both time-consuming and costly, and involves a high degree of business risk. The results of pre-clinical and clinical testing of product candidates are uncertain, and there can be no assurance that NewStem will be able to obtain regulatory approvals of its product candidates. If obtained, regulatory approval may take longer or be more expensive than anticipated. Furthermore, even if regulatory approvals are obtained, NewStem’s products may not perform as we expect and NewStem may not be able to successfully and profitably produce and market any products. Delays in any part of the process or our inability to obtain regulatory approval of such products could adversely affect NewStem’s and, therefore, NovelStem’s future operating results by restricting (or even prohibiting) the introduction and sale of such products.

The value of our investment in NetCo and our ability to receive distributions may be affected by disputes between the Company and C.P. Group, our partner in NetCo.

The Company and C.P. Group each own a 50% interest in NetCo. The joint venture agreement governing NetCo provides for mutual decision making among the Company and C.P. Group generally (subject to exceptions) and arbitration in the event any controversy or disagreement arises. The Company and C.P. Group are currently in arbitration as to ongoing scope and the operation of NetCo. If we are unable to resolve such dispute in a manner favorable to the Company, our investment in NetCo and our ability to continue to receive distributions from our interest in NetCo could have an adverse effect on our business, financial condition or operating results.

NetCo’s business is intensely competitive and “hit” driven. NetCo may not deliver “hit” products and services, or consumers may prefer a competitors’ products or services over NetCo.

Competition in the publishing and video game industries is intense. Many new products and services are regularly introduced in each major industry segment (console, mobile and PC), but only a relatively small number of “hit” titles account for a significant portion of total revenue in each segment. NetCo’s competitors range from established interactive entertainment companies and diversified media companies to emerging start-ups, and we expect new competitors to continue to emerge throughout the world. If NetCo’s competitors develop and market more successful and engaging products or services, offer competitive products or services at lower price points, or if NetCo does not develop high-quality, well-received and engaging products and services, NetCo and our revenue, margins, and profitability will decline.

If NetCo fails to develop relationships with new creative talent, its business could be adversely affected.

NetCo’s business, in particular the trade publishing and media portions of the business, is highly dependent on maintaining strong relationships with the authors, illustrators and other creative talent who produce the products and services that are sold to its customers. Any overall weakening of these relationships, or the failure to develop successful new relationships, could have an adverse impact on NetCo and the Company’s business and financial performance.

Risks relating to our common stock

Because our holding company structure creates restrictions on the payment of dividends, our ability to pay dividends is limited.

We are a holding company whose primary assets are our ownership of equity interests in NewStem and NetCo. We conduct no other business and, as a result, we depend entirely upon NewStem’s and NetCo’s earnings and cash flow. If we decide in the future to pay dividends, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from NewStem or NetCo. NewStem and/or NetCo may be restricted in their ability to pay dividends, make distributions or otherwise transfer funds to us prior to the satisfaction of other obligations, including the payment of operating expenses or debt service, appropriation to reserves prescribed by laws and regulations, covering losses in previous years, restrictions on the conversion of local currency into U.S. dollars or other hard currency, completion of relevant procedures with governmental authorities or banks and other regulatory restrictions. We do not presently have any intention to declare or pay dividends in the future. You should not purchase shares of our common stock in anticipation of receiving dividends in future periods.

Because we do not intend to pay any cash dividends on our common stock, our shareholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our shareholders will not be able to receive a return on their shares unless they sell them. Shareholders may never be able to sell shares when desired. Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

We are an emerging growth company and the reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an emerging growth company. Under the JOBS Act, emerging growth companies can take advantage of certain exemptions from various reporting requirements that are applicable to other public companies including, without limitation, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a non-binding advisory shareholder vote on executive compensation and golden parachute payments, exemption from the requirement of auditor attestation in the assessment of our internal control over financial reporting and exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about our audit and the financial statements (auditor discussion and analysis). As a result of the foregoing, the information that we provide shareholders may be different than what is available with respect to other public companies.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards. We plan to elect to use the extended period for compliance and, as a result, our financial statements may not be comparable to companies that comply with public company effective dates.

Reporting requirement under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including establishing and maintaining acceptable internal controls over financial reporting, are costly and may increase substantially.

The rules and regulations of the SEC require a public company to prepare and file periodic reports under the Exchange Act, which will require that the Company engage legal, accounting, auditing and other professional services. The engagement of such services is costly. Additionally, the Sarbanes-Oxley Act requires, among other things, that we design, implement and maintain adequate internal controls and procedures over financial reporting. The costs of complying with the Sarbanes-Oxley Act and the limited technically qualified personnel we have may make it difficult for us to design, implement and maintain adequate internal controls over financial reporting. In the event that we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls, we may not be able to produce reliable financial reports or report fraud, which may harm our overall financial condition and result in loss of investor confidence and a decline in our share price.

As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act of 2010 and other applicable securities rules and regulations. Despite recent reforms made possible by the JOBS Act, compliance with these rules and regulations will nonetheless increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results.

We are working with our legal, accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas. However, we anticipate that the expenses that will be required in order to adequately prepare for being a public company could be material. We estimate that the aggregate cost of increased legal services; accounting and audit functions; personnel, such as a chief financial officer familiar with the obligations of public company reporting; consultants to design and implement internal controls; and financial printing alone will be a few hundred thousand dollars per year and could be several hundred thousand dollars per year. In addition, we may incur additional expenses related to director compensation and/or premiums for directors’ and officers’ liability insurance, the costs of which we cannot estimate at this time. We may also incur additional expenses associated with investor relations and similar functions, the cost of which we also cannot estimate at this time. However, these additional expenses individually, or in the aggregate, may also be material.

In addition, being a public company could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

The increased costs associated with operating as a public company may decrease our net income or increase our net loss and may cause us to reduce costs in other areas of our business or increase the prices of our products or services to offset the effect of such increased costs. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.

There is a very limited trading market for our common stock and investors are not assured of the opportunity to sell their stock, should they desire to do so.

Our common stock is currently quoted on the OTC Pink Market. However, our stock has traded in very limited quantities in the past. We believe a significant factor in the limited market is our limited capitalization and liquidity, results of operations and the characterization of our stock as a “penny stock.” We hope to remedy our financial condition and results of operation in the future. This, in turn, may assist us in obtaining listing of our stock on other exchanges. However, there is no assurance that any of these objectives will be met or that the market will ever increase to a point where investors could sell their stock at a desirable price, should they desire to do so.

The price of our common stock could be highly volatile.

Our shares of common stock are quoted on the OTC Pink Market. It is likely that our common stock will be subject to price volatility, low volumes of trades and large spreads in bid and ask prices quoted by market makers. Due to the low volume of shares traded on any trading day, persons buying or selling in relatively small quantities may easily influence prices of our common stock. This low volume of trades could also cause the price of our stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our common stock may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. If high spreads between the bid and ask prices of our common stock exist at the time of a purchase, the stock would have to appreciate substantially on a relative percentage basis for an investor to recoup their investment. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our common stock. No assurance can be given that an active market in our common stock will be sustained. If an active market does not continue, holders of our common stock may be unable to readily sell the shares they hold or may not be able to sell their shares at all.

We may be deemed an investment company, which could impose on us burdensome compliance requirements.

The Investment Company Act of 1940, as amended (the “Investment Company Act”), requires companies to register as an investment company if they are engaged primarily in the business of investing, reinvesting, owning, holding, or trading securities. Generally, companies may be deemed investment companies under the Investment Company Act if they are viewed as engaging in the business of investing in securities or they own investment securities having a value exceeding 40% of certain assets. We are not in the business of investing, reinvesting, owning, holding or trading securities. However, if the Securities and Exchange Commission deems us to be an investment company, we may have imposed upon us additional burdensome requirements, including having to register as an investment company, adopting a specific form of corporation structure and having to comply with certain reporting, record keeping, voting, proxy, and disclosure requirements. Such additional requirements would require us to incur additional costs and have an adverse effect on our results of operations and our ability to effectively carry out our business plan.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our corporate office is located at 2255 Glades Road, Boca Raton, FL 33431. We believe that our facilities are adequate for current operations.

Item 3. Legal Proceedings.

As noted above, NetCo owns all rights to the “Tom Clancy’s Net Force” intellectual property in all media, including film, television, and video games. As part of the joint venture, NetCo has published more than a dozen books and had an ABC miniseries.

After Tom Clancy passed away in 2013, his estate and business partners refused to cooperate in exploiting the intellectual property. After trying to amicably resolve the dispute, the Company initiated arbitration proceedings with the American Arbitration Association. The Company’s arbitration demand asserts claims for breach of the joint venture agreement and breach of fiduciary duty. Both claims arise from C.P. Group’s failure to make reasonable, good faith efforts to exploit the full array of media rights relating to Net Force. The Company’s goal is to maximize the total potential value of the NetCo intellectual property across video games, streaming, digital media, merchandising and other ancillary markets. The Company believes that the value of the intellectual property is significant.

The arbitration evidentiary hearing concluded on October 20, 2022, and the arbitrator ordered the parties to submit post-hearing briefs. Final briefs were filed in January 2023. It is unknown as to how long the arbitrator will take to render his decision.

To fund efforts to maximize the value of NetCo, NovelStem has secured non-recourse litigation funding.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

[See General Instruction G2]

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

There is no established public trading market in our common stock, and a regular trading market may not develop, or if developed, may not be sustained. Our securities are currently quoted on the OTC Markets Pink under the symbol “NSTM”. The following reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal 2023
Quarter ended 3/31/2023 (through March 31, 2023)	$0.20	$0.15
Fiscal 2022
Quarter ended 12/31/2022	$0.21	$0.11
Quarter ended 9/30/2022	$0.28	$0.12
Quarter ended 6/30/2022	$0.33	$0.06
Quarter ended 3/31/2022	$0.30	$0.13

Fiscal 2021
Quarter ended 12/31/2021	$0.31	$0.20
Quarter ended 9/30/2021	$0.35	$0.19
Quarter ended 6/30/2021	$0.35	$0.23
Quarter ended 3/31/2021	$0.30	$0.16

Fiscal 2020
Quarter ended 12/31/2020	$0.20	$0.05
Quarter ended 9/30/2020	$0.09	$0.05
Quarter ended 6/30/2020	$0.13	$0.07
Quarter ended 3/31/2020	$0.13	$0.08

Holders

As of January 25, 2023 there were 46,881,475 shares of common stock outstanding held by approximately 90 record holders.

Dividends

We have not paid cash dividends on any of our capital stock since our name change and business focus shift in 2018 and currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not expect to pay any dividends on any of our capital stock in the foreseeable future.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate depends on a variety of factors that may affect our business and operations. Certain of these factors are discussed in “Item 1A. Risk Factors.”

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto and other financial information appearing elsewhere in this report.

Overview

We are a development stage company and reported net losses of approximately $766,000 and $1,346,000 for the years ended December 31, 2022 and 2021, respectively. We had current assets of approximately $59,000 and current liabilities of approximately $65,000 as of December 31, 2022. As of December 31, 2021, our current assets and current liabilities were approximately $37,000 and $193,000, respectively. We have prepared our financial statements for the years ended December 31, 2022 and 2021 assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our shareholders as well as NewStem’s ability to successfully develop and commercialize its products. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions, and short-term debt. During the current year, we entered into long term finance agreements with two related party individuals to fund current operating expenses.

NewStem is a development stage Israeli biotech limited liability company focused on pioneering intellectual property related to haploid human embryonic stem cells for the development of personalized diagnostics and therapeutics for genetic and epigenetic diseases. NewStem has incurred losses related to in process research and development since inception and the Company records our percentage allocation of these net losses as incurred. We have included the condensed financial statements of NewStem as an exhibit to this Annual Report. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgement in their application. There are also areas in which the selection of an available alternative policy would not produce a materially different result.

Critical Accounting Policies

The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and my change in subsequent periods.

The following discussion of critical accounting policies represents our attempt to report on these accounting policies which we believe are critical to our financial statements and other financial disclosure. It is not intended to be a comprehensive list of all of our significant accounting policies, which are more fully described in Note 2 of the Notes to the Financial Statements included in this Annual Report.

We have identified our accounting policy for stock-based compensation as a critical accounting policy.

We recognize stock-based compensation expense based on the fair value recognition provision of applicable accounting principles, using the Black-Scholes option valuation method. Accordingly, we are required to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which services are provided in exchange for the award. Under the Black-Scholes method, we make assumptions with respect to the expected lives of the options that have been granted and are outstanding, the expected volatility, the dividend yield percentage of our common stock and the risk-free interest rate at the respective dates of grant.

The expected volatility factor used to value stock options in 2022 was based on the historical volatility of the market price of our common stock over a period equal to the expected term of the options. For the expected term of the option, we used an estimate of the expected option life based on historical experience. The risk-free interest rate used is based upon U.S. Treasury yields for a period consistent with the expected term of the options. We assumed no quarterly dividend rate. Due to the numerous assumptions involved in calculating stock-based compensation expense, the expense recognized in our financial statements may differ significantly from the value realized by option holders on exercise of the share-based instruments. In accordance with the prescribed methodology, we do not adjust our recognized compensation expense to reflect these differences.

For the years ended December 31, 2022 and 2021, we incurred stock compensation expense with respect to options of approximately $283,000 and $273,000, respectively.

See Note 5 to the financial statements for the assumptions used to calculate the fair value of stock-based compensation.

Results of Operations.

The selected statement of operations data for the years ended December 31, 2022 and 2021 and balance sheet data as of December 31, 2022 and 2021 has been derived from our audited financial statements included in this Annual Report.

This data should be read in conjunction with our financial statements and related notes included herein.

Selected Statement of Operations Data:

	Years Ended December 31,
	2022	2021	Change
Administrative fee income	$12,000	$-	$12,000
Operating expenses:
General and administrative expenses	744,434	495,535	248,899
Contra expenses - legal fees	(310,000)	-	(310,000)
Total operating expenses	434,434	495,535	(61,101)
Loss from operations	(422,434)	(495,535)	73,101
Interest expense	11,018	6,825	4,193
Net loss before equity in net loss of equity method investees	(433,452)	(502,360)	68,908
Equity in net loss of equity method investees	(719,802)	(843,268)	123,466
Gain on dilution of equity method investment	387,524	-	387,524
Net loss	$(765,730)	$(1,345,628)	$579,898

2022 Compared to 2021

We are a holding company whose primary assets are our ownership of equity interests in NewStem and NetCo. We conduct no other business and as a result, we have no operating revenue or cost of revenue. During the year ended December 31, 2022, we began charging annual administrative fees to an affiliated entity.

The Company incurs general and administrative (“G&A”) expenses primarily related to professional fees and insurance. We incurred G&A expenses of approximately $744,000 and $496,000 for the years ended December 31, 2022 and 2021, respectively. Our increase in G&A expenses relates primarily to stock-based compensation and professional fees incurred in the audit of our financial statements for the years ended December 31, 2021 and 2020, preparation of our quarterly reports for 2022, and, in the preparation, and filing of our Form 10 registration statement which was filed in August 2022. Specifically, professional fees increased by $199,000 in the year ended December 31, 2022 as compared to the year ended December 31, 2021. Insurance costs increased by $31,000 in the year ended December 31, 2022 as compared to the year ended December 31, 2021. The remaining increase in G&A expenses of approximately $9,000 during the year ended December 31, 2022 consists primarily of increases in expenses related to investor relations and information technology.

Stock-based compensation expense increased by approximately $10,000 in the year ended December 31, 2022 as compared to the year ended December 31, 2021. This is primarily due to certain options issued in 2022 having a shorter vesting period.

During the year ended December 31, 2022, we recorded a contra expense of $310,000 which is comprised of funds from a litigation funding agreement. This agreement was signed during the first quarter of 2022 with Omni Bridgeway to fund our arbitration against our 50% joint venture partner, C.P. Group. This is a nonrecourse agreement, and the Company has no obligation to repay any funds received under the agreement. In the event of a favorable outcome, Omni Bridgeway would recover disbursed funding as part of their investment return.

As part of that funding arrangement, Omni Bridgeway agreed to reimburse NovelStem $310,000 which was comprised of $140,000 for reimbursement of previously incurred legal expenses and $170,000 for working capital needs including previously incurred general and administrative costs. There was no contra expense in the year ended December 31, 2021.

The Company has recorded no income tax expense as we have incurred operating losses and all deferred tax assets are fully offset by an income tax valuation allowance.

We reported net losses from equity method investees during the years ended December 31, 2022 and 2021. The net losses reported for the year ended December 31, 2022 included net income of approximately $13,000 from NetCo which was offset by net loss of approximately $733,000 from NewStem. Net losses reported for the year ended December 31, 2021 included net income of approximately $21,000 from NetCo which was offset by net loss of approximately $864,000 from NewStem.

We reported a gain on dilution of our equity method investment related to stock issuances made to third parties by NewStem. The gain was approximately $388,000 during the year ended December 31, 2022.

Liquidity and Capital Resources

We have not paid dividends on our common stock since our name change and business focus shift in 2018. Our present policy is to apply cash to investments in product development at NewStem, acquisitions or expansion; consequently, we do not expect to pay dividends on common stock in the foreseeable future.

We expect to continue to incur greater expenses in the near future as we expand our business or enter into strategic partnerships. We also expect our G&A expenses to increase as we expand our finance and administrative staff, add infrastructure, and incur additional costs related to being a reporting act company, including directors’ and officers’ insurance and increased professional fees.

The Company will need to obtain additional funds to continue its operations. Management’s plans with regard to these matters include additional financing and fundraising until our equity investment in NewStem is profitable. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient cash from financing on terms acceptable to the Company, or that NewStem will become profitable.

In May 2022, the Company entered into an agreement with Jan Loeb, our Executive Chairman and Jerry Wolasky, a member of the Board, which was amended in July 2022, to borrow up to an aggregate of $600,000 for working capital needs. This agreement provides for funding through January 31, 2024, provides for interest at a rate of 8% per annum, increased to 10% per annum for advances subsequent to November 11, 2022, and matures the earlier of January 31, 2024 or twenty months from the date of the first funded amount unless the lenders agree to extend the due date at that time. As of the date of this Form 10-K, the Company has borrowed $292,000 pursuant to the agreement.

Net Cash Provided By (Used In) Operating Activities.

For the year ended December 31, 2022, net cash used in operating activities was approximately $182,000, which consisted primarily of a net loss of approximately $776,000, offset by noncash equity in loss of equity method investees of approximately $720,000, netted with gain on dilution of approximately $388,000 and stock-based compensation of approximately $283,000. Additionally, cash was used in operations related to an increase in current assets of approximately $24,000 and a decrease in accrued liabilities and other payables of approximately $28,000.

For the year ended December 31, 2021, net cash used in operating activities was approximately $181,000, which consisted primarily of a net loss of approximately $1,345,000, offset by noncash equity in loss of equity method investees of approximately $865,000 and stock-based compensation of approximately $273,000 and an increase in accrued liabilities and other payables of approximately $24,000.

Net Cash Used In Investing Activities.

For the years ended December 31, 2022 and 2021, no net cash was used in investing activities.

Net Cash Provided By Financing Activities.

For the year ended December 31, 2022, net cash provided by financing activities was $180,000, consisting of long-term borrowings from two directors of $280,000 and repayment of $100,000 in short-term borrowings from a significant stockholder.

For the year ended December 31, 2021, net cash provided by financing activities was $100,000 consisting of short-term borrowings from a significant stockholder.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Contractual Obligations and Commercial Commitments

As of December 31, 2022, we had a contractual obligation related to our directors’ and officers’ insurance providing for 10 monthly installments of $5,184 payable through June 2023.

As of December 31, 2021, we did not have contractual obligations and commercial commitments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

This section is not applicable.

Item 8. Financial Statements and Supplementary Data.

Furnished at the end of this Annual Report, commencing on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. We have re-evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of December 31, 2022 and we concluded there was a material weakness in the design of our internal control over financial reporting.

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

Remediation Actions

Management intends to focus on strengthening the Company’s internal controls. Management expects to make progress towards reducing the risk that the material weakness could result in a material misstatement of the Company’s annual or interim financial statements. As resources permit, management will continue to systematically build the necessary capabilities and infrastructure to implement corrective action.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Biographical and certain other information concerning the Company’s officers and directors is set forth below. There are no familial relationships among any of our officers or directors. Except as indicated below, none of our directors is a director in any other reporting companies. None of our officers or directors has been affiliated with any company that has filed for bankruptcy within the last ten years except that Jan Loeb has previously been affiliated with Kid Brands, Inc., which filed for bankruptcy in June 2014. We are not aware of any proceedings to which any of our officers or directors, or any associate of any such officer or director is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries. Unless otherwise indicated, there are no arrangements or understandings between any officer and any other person pursuant to which such person was selected as an officer.

Jan Loeb – President and Executive Chairman – 64 Mr. Loeb has more than 40 years of business, money management and investment banking experience. He has served as Chairman of our Board since July 2018 and on September 29, 2022 was appointed as Executive Chairman. On January 13, 2023, Mr. Loeb was appointed President of the Company. He has been the Managing Member of Leap Tide Capital Management LLC since 2007 and has served as President and CEO of Acorn Energy, Inc. since January 2016 and as a Director since August 2015. He has been a Director of Keweenaw Land Association, Ltd. From 2005 to 2007, Mr. Loeb was President of Leap Tide’s predecessor, formerly known as AmTrust Capital Management Inc. He served as a Portfolio Manager of Chesapeake Partners from February 2004 to January 2005 and as Managing Director at Jefferies & Company, Inc. from 2002 to 2004. From 1994 to 2001, he served as Managing Director at Dresdner Kleinwort Wasserstein, Inc. (formerly Wasserstein Perella & Co., Inc.). Mr. Loeb was a Lead Director of American Pacific Corporation from 2013 to 2014 and a Director from 1997 to 2014. He also served as an Independent Director of Pernix Therapeutics Holdings Inc. (formerly, Golf Trust of America, Inc.) from 2006 to 2011 and as a Director of TAT Technologies, Ltd. from 2009 to 2016.

Christine Jenkins – Vice President and Chief Financial Officer – 59 Ms. Jenkins has over thirty-five years of experience in public accounting, including audit, consulting and corporate tax. Ms. Jenkins is currently serving as a consultant providing audit and accounting consultation to publicly-traded and large privately held companies. From 2010 to 2018 Ms. Jenkins was an audit partner with Cherry Bekaert, LLP. Prior to Cherry Bekaert, from 1995 to 2010, Ms. Jenkins was a partner in a local accounting firm in Atlanta, GA. Prior experience included audit and tax positions in public accounting firms.

Mitchell Rubenstein – Director – 68 Mr. Rubenstein co-founded and served as Chairman of HMC from its inception to June 2018, during which period the company returned approximately $37 million to shareholders in the form of dividends and share repurchases, including a tender offer. He founded Syfy Channel and numerous other media and digital businesses.

Eric Richman – Director -61 Mr. Richman is a life science executive with significant leadership, operational and strategic experience from over 25 years in the field. He is currently The CEO of Gain Therapeutics and was a Venture Partner at Brace Pharma Capital and serves on the boards of LabConnect, F2G (board observer) and previously ADMA Biologics (NASDAQ: ADMA). Previously he served as President & CEO of PharmAthene and prior to that was part of the founding team at MedImmune, responsible for the U.S. launch of its first commercial product and an integral part of the global launch teams for other products. He began his career at HealthCare Ventures, a life-sciences focused VC firm and formerly was a Director of Lev Pharmaceuticals (sold to Viropharma) and American Bank (sold to Congressional Bancshares) and served as CEO of Tyrogenex (sold to Betta Pharma).

David Seltzer – Director – 62 Mr. Seltzer is the CEO and Founder of Reliable 1 Laboratories LLC, a distributor of OTC medications and nutritional supplements to independent pharmacies, long-term care pharmacies, hospitals and government organizations. He is also a minority owner and Director at Leading Pharma LLC, a generic manufacturer of prescription drugs, having previously served as President and CEO and later Chairman of Hi-Tech Pharmacal Co., Inc., which was acquired by Akorn, Inc. for $640 million in 2014.

Jerry Wolasky – Director – 64 Mr. Wolasky has over 35 years’ experience in the wholesale pharmaceutical business, most recently for the past 15 years in his current role as President of HealthSource Distributors LLC. He previously served in executive positions of increasing responsibility for AmerisourceBergen, and its predecessor company, Bergen Brunswig.

Tracy Clifford – Director -54 Ms. Clifford has over twenty years of experience in accounting and finance, including mergers and acquisitions of public companies. Ms. Clifford is the CFO of Acorn Energy, Inc. and COO of its operating subsidiary Omnimetrix Inc. and since 2015 she has served as a contract CFO and COO for several clients, participated on advisory boards and worked on numerous project engagements. Ms. Clifford previously served as CFO, Principal Accounting Officer, Corporate Controller and Secretary for a publicly traded pharmaceutical company and a publicly-traded REIT from 1999 to 2015. Ms. Clifford’s prior experience included accounting leadership positions at United Healthcare, the North Broward Hospital District and the audit team of Deloitte & Touche.

Audit Committee; Audit Committee Financial Expert

The Company’s full board is functioning as our audit committee at the time of this Annual Report.

Compensation Committee

We do not have a compensation committee or persons participating in deliberations concerning executive officer compensation as there was no executive officer compensation paid other than hourly payments for Chief Financial Officer services during 2022.

Nominating Committee

We do not have a nominating committee. All directors participate in the nomination and election of directors.

Section 16(a) Beneficial Ownership Reporting Compliance; Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. These persons are also required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Further, we have implemented measures to assure timely filing of Section 16(a) reports by our executive officers and directors. Based solely on our review of such forms or written representations from certain reporting persons, we believe that during 2021 our executive officers and directors complied with the filing requirements of Section 16(a).

Code of Ethics

To be added

Changes in control

There are no arrangements which may at a subsequent date result in a change in control of the Company

Item 11. Executive Compensation.

Executive and Director Compensation

Summary Compensation Table
					Option		All Other
		Salary		Bonus	Awards		Compensation	Total
Name and Principal Position	Year	($)		($)	($)		($)	($)
Jan H. Loeb	2022	-		-	27,170	(1)	-	27,170
President and Executive Chairman	2021	-		-	-		-	-

Christine Jenkins	2022	58,725	(2)	-	-		-	58,725
Vice President and Chief Financial Officer	2021	-		-	-		-	-

Mitchell Rubenstein	2022	-		-	27,170	(1)	-	27,170
Director	2021	-		-	-		-	-

Eric Richman	2022	-		-	27,170	(1)	-	27,170
Director	2021	-		-	-		-	-

David Seltzer	2022	-		-	27,170	(1)	-	27,170
Director	2021	-		-	-		-	-

Jerry Wolasky	2022	-		-	27,170	(1)	-	27,170
Director	2021	-		-	-		-	-

Tracy Clifford	2022	-		-	27,170	(1)	-	27,170
Director	2021	-		-	-		-	-

(1)	Represents the grant date fair value calculated in accordance with applicable accounting principles with respect to 100,000 options granted per Executive/Director on January 31, 2022 with an exercise price of $0.29. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 1.505% (ii) an expected term of 4 years (iii) an assumed volatility of 184.74% and (iv) no dividends.
(2)	Represents hourly fees paid to Ms. Jenkins for the provision of services as Chief Financial Officer of the Company.

Executive Compensation for 2021 and 2022

Prior to being appointed as our Chief Financial Officer on September 29, 2022 and Vice President on January 13, 2023, beginning in March 2022, Ms. Jenkins served as our outside consultant providing certain financial services. Ms. Jenkins is paid on an hourly basis. Mr. Loeb was appointed as Executive Chairman on September 29, 2022 and President on January 13, 2023 and does not receive any compensation for his role as an officer of the Company.

The Company pays compensation to its directors pursuant to the NovelStem International Corp. Equity Incentive Plan (the “Plan”).

The Plan provides for the grant to officers, directors, third party contractors and other future key employees of options to purchase shares of common stock. Under the Plan, the Company is authorized to issue up to 7,000,000 shares of common stock as equity awards under the Plan. Awards may be made in the form of options, stock appreciation rights (“SARs”), restricted stock or restricted stock units, or stock bonus awards in respect of the Company’s common stock of the Company. Grants to any single participant or non-executive director during any calendar year may not exceed 1,000,000 shares.

The purchase price may be paid in cash or at the end of the option term, if the option is “in-the-money”, it is automatically exercised “net”. In a net exercise of an option, the Company does not require a payment of the exercise price of the option from the optionee but reduces the number of shares of common stock issued upon the exercise of the option by the smallest number of whole shares that has an aggregate fair market value equal to or in excess of the aggregate exercise price for the option shares covered by the option exercised. Each option is exercisable to one share of the Company’s common stock.

Options awarded under the Plan shall be awarded at an exercise price of not less than the fair market value of a share of our common stock as of the grant date and shall vest and become exercisable after a period not to exceed seven (7) years. SARs awarded under the Plan shall have a strike price per share of common stock of not less than the fair market value of a share of our common stock, provided that, in the case of a SAR granted in tandem with an option, the strike price shall not be less than the exercise price of the related option. A SAR granted in tandem with an option shall become exercisable and shall expire according to the same vesting schedule and expiration provisions as the corresponding option, such date not to exceed seven (7) years of the grant date.

In the event of the termination of an employee, third party service provider, officer or Director’s service on the Board of the Company for any reason other than for cause, all of the Options which are then vested may be exercised within 18 months of such termination, provided that, in no event shall this extension period continue beyond the expiration of the term of the option(s). In addition, any such extension shall be applicable only to the extent that such option or options are vested and exercisable according to the terms of the Plan and any applicable option agreement. Any unvested options are immediately terminated on the effective date of the termination. In the event of termination of an employee, third party service provider, officer or Director’s service for cause, all options are forfeited and deemed cancelled and no longer exercisable as of the date of termination.

Outstanding Equity Awards at 2022 Fiscal Year End

The following tables set forth all outstanding equity awards made to each of the Executives and Directors that were outstanding at December 31, 2022.

Options to Purchase NovelStem International Corp. Stock
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Jan H. Loeb	50,000		0.10	November 12, 2025
	50,000		0.10	November 26, 2026
	1,000,000		0.10	November 24, 2027
		100,000	0.29	January 31, 2029
Mitchell Rubenstein	50,000		0.10	November 12, 2025
	50,000		0.10	November 26, 2026
	1,000,000		0.10	November 24, 2027
		100,000	0.29	January 31, 2029
Eric Richman	50,000		0.10	November 12, 2025
	50,000		0.10	November 26, 2026
	50,000		0.10	November 24, 2027
		100,000	0.29	January 31, 2029
David Seltzer	50,000		0.10	November 12, 2025
	50,000		0.10	November 26, 2026
	50,000		0.10	November 24, 2027
		100,000	0.29	January 31, 2029
Jerry Wolasky	50,000		0.10	November 12, 2025
	50,000		0.10	November 26, 2026
	50,000		0.10	November 24, 2027
		100,000	0.29	January 31, 2029
Tracy Clifford	50,000		0.10	November 12, 2025
	50,000		0.10	November 26, 2026
	1,000,000		0.10	November 24, 2027
		100,000	0.29	January 31, 2029
Christine Jenkins	-	-	-	-

Warrants to Purchase NovelStem International Corp. Stock
Name	Number of Securities Underlying Unexercised Warrants (#) Exercisable	Number of Securities Underlying Unexercised Warrants (#) Unexercisable	Warrant Exercise Price ($)	Warrant Expiration Date
Jan H. Loeb	2,250,000	-	0.13	June 28, 2023
Mitchell Rubenstein	750,000	-	0.10	June 28, 2023
Eric Richman	-	-	-	-
David Seltzer	-	-	-	-
Jerry Wolasky	-	-	-	-
Tracy Clifford	-	-	-	-
Christine Jenkins	-	-	-	-

Option and Warrant Exercises

None

Non-qualified Deferred Compensation

The Company has no deferred compensation plan in place during the years ended December 31, 2022 and 2021.

Payments and Benefits Upon Termination or Change in Control

There are no agreements in place with any Executive or Director that would provide for any amounts due under any termination scenario at December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock, as of January 25, 2023, for each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, each of our directors and all directors as a group. The Company has no executive officers. Except as indicated in footnotes to this table, we believe that the shareholders named in this table will have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such shareholders.

Security Ownership of Certain Beneficial Owners and Management

Name and Address of beneficial owner (6)	Amount and nature of beneficial ownership		Percent of total common equity (1)
Christine Jenkins	—		—
Michael Sosnowik	2,770,270		5.9%
Stephen Gans	5,537,978		11.8%
Jan Loeb	7,570,673	(2)(3)(4)	15.1%
Jerry Wolasky	10,122,973	(3)(4)	21.5%
Tracy Clifford	1,100,000	(4)	2.3%
Eric Richman	754,054	(3)(4)	1.5%
Mitchell Rubenstein	2,958,108	(4)(5)	6.1%
David Seltzer	4,028,378	(3)(4)	8.6%
All directors and officers as a group (seven persons)	26,484,186		49.4%

(1) Applicable percentage ownership is based on 46,881,475 shares of common stock outstanding as of January 25, 2023, together with securities exercisable or convertible into shares of common stock within 60 days of January 25, 2023. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of January 25, 2023, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Includes 1,108,108 held in an IRA and 874,528 held as Trustee for the Steinberg Family Trust. Includes warrants to purchase 2.25 million shares of common stock at an exercise price of $0.13 per share and options to purchase 1.10 million shares of common stock at an exercise price of $0.10 per share.

(3) Includes options to purchase 150,000 shares of common stock at an exercise price of $0.10 per share.

(4) Director.

(5) Includes options and warrants to purchase 1,850,000 shares of common stock at an exercise price of $0.10 per share.

(6) The address of each person is c/o NovelStem International Corp. 2255 Glades Road, Suite 221A, Boca Raton, FL 33431.

Securities authorized for issuance under equity compensation plans.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders	8,400,000	$0.13	1,600,000
Total	8,400,000	$0.13	1,600,000

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Jan Loeb, our President and Executive Chairman of the Board, is also the Chairman of the Board of NewStem.

On November 15, 2021, in connection with previous, the Company issued 1,729,729 shares of common stock to directors as a result of certain contingent assets not being realized, as required by the governing financing documents. A summary of the shares issued follows:

Shares
Jan Loeb	270,270
Mitchell Rubenstein	108,108
Jerry Wolasky	972,973
David Seltzer	324,324
Eric Richman	54,054
Total	1,729,729

On April 12, 2021, the Company entered into a promissory note (the “Note”) with Stephen Gans for $100,000. The Note accrued interest at 8% per annum and matured on April 12, 2022. The proceeds of this Note were used to pay operating expenses of the Company including directors and officer insurance premiums. Interest expense accrued related this this Note was $5,752 for the year ended December 31, 2021. The Note and all accrued interest were paid in full on February 16, 2022.

In May 2022, the Company entered into a finance agreement with Jan Loeb and Jerry Wolasky, shareholders and Board members, which was amended in July 2022, to borrow up to an aggregate of $600,000 for working capital needs. This agreement provides for funding through January 31, 2024, provides for interest at a rate of 8% per annum through November 11, 2022, at which time the interest rate increased to 10% per annum for subsequent advances. The agreement matures the earlier of January 31, 2024 or 20 months from the date of the first funded amount unless the lenders agree to extend the due date at that time. As of the date of this Annual Report, the Company has received advances of $342,000 under the aforementioned agreement.

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since January 1, 2019, in which the amount involved in the transaction exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

Review, Approval or Ratification of Transactions with Related Persons

The Board conducts an appropriate review of and oversees all related party transactions on a continuing basis and reviews potential conflict of interest situations where appropriate. The Board has adopted formal standards to apply when it reviews, approves or ratifies any related party transaction. In addition, the Board applies the following standards to such reviews: (i) all related party transactions must be fair and reasonable and on terms comparable to those reasonably expected to be agreed to with independent third parties for the same goods and/or services at the time they are authorized by the Board and (ii) all related party transactions should be authorized, approved or ratified by the affirmative vote of a majority of the directors who have no interest, either directly or indirectly, in any such related party transaction.

Director Independence.

We have determined that, under the criteria established by NASDAQ and by our board of directors, Tracy Clifford, Eric Richman, Mitchell Rubenstein and David Seltzer are independent.

Item 14. Principal Accountant Fees and Services.

Accounting Fees

Cherry Bekaert LLP

The following table summarizes the fees accrued and paid by NovelStem for professional services rendered by Cherry Bekaert LLP for the years ended December 31, 2022 and 2021.

	2022	2021
Audit fees	$60,800	$68,000
Tax Fees	3,500	11,100
All other fees	13,050	-
Total	$77,350	$79,100

Pre-Approval Policies and Procedures

The Audit Committee’s current policy is to pre-approve all audit and non-audit services that are to be performed and fees to be charged by our independent auditor to assure that the provision of these services does not impair the independence of the auditor. The Audit Committee pre-approved all audit and non-audit services rendered by our principal accountant in 2022 and 2021.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	Financial Statements.

The following financial statements are filed as part of this registration statement:

NOVELSTEM INTERNATIONAL CORP.

Years Ended December 31, 2022 and 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

NovelStem International Corp.

Boca Raton, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NovelStem International Corp. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2021.

Fort Lauderdale, Florida
March 31, 2023

NOVELSTEM INTERNATIONAL CORP.

BALANCE SHEETS

	As of December 31,
	2022	2021

ASSETS
Current assets:
Cash	$6,346	$8,666
Accounts receivable, administrative fees	12,000	-
Prepaid expenses	40,561	28,316
Total current assets	58,907	36,982
Investment in Netco	137,011	137,011
Investment in NewStem	2,090,286	2,435,155
Total assets	$2,286,204	$2,609,148

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,203	$49,777
Note payable	-	100,000
Accrued expenses	43,673	43,425
Total current liabilities	64,876	193,202
Long-term note payable, including accrued interest	288,450	-
Total liabilities	353,326	193,202
Commitments and contingencies (see Note 7)
Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 50,316,672 shares issued at December 31, 2022 and 2021 and 46,881,475 shares outstanding at December 31, 2022 and 2021	468,815	468,815
Additional paid-in capital	290,604,327	290,321,665
Accumulated deficit	(288,940,510)	(288,174,780)
Treasury stock, at cost, 3,435,197 shares at December 31, 2022 and 2021	(199,754)	(199,754)
Total shareholders’ equity	1,932,878	2,415,946
Total liabilities and shareholders’ equity	$2,286,204	$2,609,148

The accompanying notes are an integral part of these financial statements.

NOVELSTEM INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2022	2021

Administrative fee income	$12,000	$-
Operating expenses:
General and administrative expenses	744,434	495,535
Contra expenses - legal fees	(310,000)	-
Total operating expenses	434,434	495,535
Loss from operations	(422,434)	(495,535)
Interest expense	11,018	6,825
Loss before income taxes	(433,452)	(502,360)
Provision for income tax	-	-
Net loss before equity in net loss of equity method investees	(433,452)	(502,360)
Equity in net loss of equity method investees	(719,802)	(843,268)
Gain on dilution of equity method investment	387,524	-
Net loss	$(765,730)	$(1,345,628)

Basic and diluted net loss per share:
Net loss per share - basic and diluted	$(0.02)	$(0.03)
Weighted average number of shares outstanding – basic	46,881,475	44,259,559
Weighted average number of shares outstanding – diluted	46,881,475	44,259,559

The accompanying notes are an integral part of these financial statements.

NOVELSTEM INTERNATIONAL CORP.

STATEMENTS OF SHAREHOLDERS’ EQUITY

					Number
			Additional		of		Total
	Number of	Common	Paid-In	Accumulated	Treasury	Treasury	Shareholders’
	Shares	Stock	Capital	Deficit	Shares	Stock	Equity

Balance December 31, 2020	43,881,477	$438,815	$290,078,899	$(286,829,152)	3,435,197	$(199,754)	$3,488,808
Net loss	-	-	-	(1,345,628)	-	-	(1,345,628)
Stock issued	2,999,998	30,000	(30,000)	-	-	-	-
Stock-based compensation	-	-	272,766	-			272,766

Balance, December 31, 2021	46,881,475	468,815	290,321,665	(288,174,780)	3,435,197	(199,754)	2,415,946
Net loss	-	-	-	(765,730)	-	-	(765,730)
Stock-based compensation	-	-	282,662	-	-	-	282,662

Balance, December 31, 2022	46,881,475	$468,815	$290,604,327	$(288,940,510)	3,435,197	$(199,754)	$1,932,878

The accompanying notes are an integral part of these financial statements.

NOVELSTEM INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(765,730)	$(1,345,628)
Equity in loss of equity method investees	719,802	843,268
Gain on dilution of equity method investment	(387,524)	-
Distribution from NetCo	12,591	21,290
Accrued interest added to long-term note payable	8,450	-
Stock-based compensation	282,662	272,766
Accrued interest added to long-term note payable
Change in operating assets and liabilities:
Accounts receivable, administrative fees	(12,000)	-
Prepaid expenses	(12,245)	2,919
Accounts payable	(28,574)	20,706
Accrued expenses	248	3,751
Net cash used in operating activities	(182,320)	(180,928)

Cash flows from financing activities:
Proceeds from (repayment of) note payable, current	(100,000)	100,000
Proceeds from long-term note payable	280,000	-
Net cash from financing activities	180,000	100,000

Net change in cash	(2,320)	(80,928)
Cash at the beginning of the year	8,666	89,594
Cash at the end of the year	$6,346	$8,666

Supplemental cash flow information:
Cash paid during the year for:
Interest	$8,320	$1,073

The accompanying notes are an integral part of these financial statements.

NOVELSTEM INTERNATIONAL CORP.

Notes to Financial Statements

NOTE 1—NATURE OF OPERATIONS

Description of Business

NovelStem International Corp. (“NovelStem” or the “Company”) is a holding company whose principal assets are an approximate 31% equity interest in NewStem Ltd, an Israeli biotech company (“NewStem”), and a 50% equity interest in NetCo Partners (“NetCo”). NovelStem was formerly known as Hollywood Media Corp. The Company was incorporated in the State of Florida on January 22, 1993 and changed its name to NovelStem International Corp. in September 2018 as a result of its business focus shift from a media business to cutting edge biotech.

NewStem focuses on the development and commercialization of diagnostic technology that can predict patients’ anti-cancer drug resistance, allowing for targeted cancer treatments and the potential to reduce resistance to chemotherapy.

NetCo is a legacy media business interest which owns “Net Force”, a book publishing franchise.

Liquidity and Management’s Plans

Since inception, the Company has accumulated a deficit of approximately $289,000,000. The accumulated deficit of the Company subsequent to its business focus shift and name change in September 2018 is approximately $2,260,000 which is comprised primarily of allocated losses from equity method investments and general and administrative costs incurred by the Company.

The Company will need to obtain additional funds to continue its operations. Management’s plans with regard to these matters include additional financing and fundraising until its equity investment in NewStem is profitable. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient cash from financing on terms acceptable to the Company, or that NewStem will become profitable (see Note 3).

In May 2022, the Company entered into a finance agreement with two individuals who are shareholders and directors, which was amended in July 2022, to borrow up to $600,000 for working capital needs (see Note 4). Following this financing, the Company believes that its cash resources are sufficient for the operations of the next 12 months.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Financial Accounting Standards Board (“FASB”) has established the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative GAAP.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOVELSTEM INTERNATIONAL CORP.

Notes to Financial Statements

Cash and Cash Equivalents

Cash and cash equivalents include certain investments in highly liquid debt instruments with original maturities of three months or less at the date of purchase. The Company had no cash equivalents as of either year end presented.

Equity Investments

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors, including, among others, representation on the Investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee company. Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s Balance Sheets or Statements of Operations; however, the Company’s share of the earnings or losses of the Investee company is reflected in the caption “Equity in net income (loss) of equity method investees” in the Statements of Operations. The Company’s carrying value in an equity method Investee company is reflected in the caption “Investment in Investee company’ in the Company’s Balance Sheets.

When the Company’s carrying value in an equity method Investee company is reduced to zero, no further losses are recorded in the Company’s financial statements unless the Company guarantied obligations of the Investee company or has committed additional funding. When the Investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

The Company recognizes a gain or loss on dilution when the equity method Investee company issues stock to third parties.

The Company reviews equity investments for impairment on an annual basis, or earlier if events or changes in circumstances indicate that the carrying amounts might not be recoverable.

The Company holds a minority investment in an entity, NewStem, which is accounted for pursuant to the equity method of accounting. Additionally, the Company is a 50% joint venture partner in NetCo which is accounted for pursuant to the equity method of accounting. See Note 3.

Treasury Stock

Shares of common stock repurchased are recorded at cost as treasury stock.

NOVELSTEM INTERNATIONAL CORP.

Notes to Financial Statements

Stock-Based Compensation

The Company accounts for stock-based awards in accordance with applicable accounting principles, which requires compensation expense related to share-based transactions to be measured and recognized in the financial statements based on a determination of the fair value of the stock options. The grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model. For all stock options, the Company recognizes expense over on an accelerated basis over the requisite service period (generally the vesting period of the equity grant). The Company’s option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility, expected term, and forfeiture rate. Any changes in these highly subjective assumptions significantly impact stock-based compensation expense.

Options awarded to purchase shares of common stock issued to non-employees in exchange for services are accounted for as variable awards in accordance with applicable accounting principles.

In the event of the termination of an employee, third party service provider, officer or Director’s service on the Board of the Company for any reason other than for cause, all of the Options which are then vested may be exercised within 18 months of such termination, provided that, in no event shall this extension period continue beyond the expiration of the term of the option(s). In addition, any such extension shall be applicable only to the extent that such option or options are vested and exercisable according to the terms of the Plan and this Agreement. Any unvested options are immediately terminated on the effective date of the termination. In the event of termination of an employee, third party service provider, officer or Director’s service for cause, all Options are forfeited and deemed cancelled and no longer exercisable on the date of termination.

See Note 5 for the assumptions used to calculate the fair value of stock-based compensation. Upon the exercise of options, it is the Company’s policy to issue new shares rather than utilizing treasury shares.

Income Taxes

Deferred income taxes are determined using the asset and liability method in accordance with Accounting Standards Codification (“ASC”) Topic 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income taxes are measured using enacted tax rates expected to apply to taxable income in years in which such temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred income taxes is recognized in the statement of operations of the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

NOVELSTEM INTERNATIONAL CORP.

Notes to Financial Statements

Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the year, excluding treasury stock. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares outstanding plus the dilutive potential of common shares which would result from the exercise of stock options and warrants. The dilutive effects of stock options and warrants are excluded from the computation of diluted net income per share if the effect of doing so would be antidilutive.

The following data represents the amounts used in computing earnings per share and the effect on net income (loss) and the weighted average number of shares of dilutive potential common stock:

	Year Ended December 31,
	2022	2021

Net loss available to common shareholders	$(765,730)	$(1,345,628)

Weighted average shares outstanding:
-Basic	46,881,475	44,259,559
Add: Warrants	-	-
Add: Stock options	-	-
-Diluted	46,881,475	44,259,559

Basic and diluted net loss per share	$(0.02)	$(0.03)

Warrants and stock options excluded from the above calculations are as follows:

	Year Ended December 31,
	2022	2021
Warrants	3,000,000	3,000,000
Stock options	5,400,000	4,300,000

NOTE 3—EQUITY METHOD INVESTMENTS

Investment in NewStem

In 2018, the Company entered into a Share Purchase Agreement with NewStem and other related parties to provide aggregate funding of up to $4,000,000 to NewStem. This funding was to be provided through the sale of up to 50,000 common shares of NewStem to the Company representing 33% of New Stem’s outstanding shares. In 2018, the Company purchased 25,000 shares of NewStem for $2,000,000 acquiring an ownership interest of 20%. The Company made additional investments in 2019 and 2020 purchasing 12,500 shares each year for a $1,000,000 investment each year. NewStem sold and issued shares to third party investors in 2021 and 2022 resulting in the Company recognizing a gain on dilution of equity method investment. These transactions resulted in the Company having an ownership interest of 30.58% and 31.51%, respectively, as of December 31, 2022 and 2021.

The Company accounts for its investment in NewStem under the equity method. At December 31, 2022 and 2021, the carrying value of the investment in NewStem exceeded the underlying net assets of NewStem by $2,090,286 and $2,435,155, respectively. The excess relates to identified intangible assets including license agreements, specialized work force (goodwill) and two separate projects of in process research and development (“IPR&D”) related to stem cell-based diagnostics and therapeutics for cancer chemotherapies.

NOVELSTEM INTERNATIONAL CORP.

Notes to Financial Statements

The Company assesses its investment in NewStem for impairment on an annual basis.

NewStem is in the development stage and has incurred losses since its inception and has yet to generate any revenues. NewStem will need to obtain additional funds to continue its operations. NewStem management’s plans with regard to these matters include continued development, marketing and licensing of its products, as well as seeking additional financing arrangements. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient cash from sales of products or financing on terms acceptable to the Company. NewStem obtained additional funding of approximately $1,450,000 in 2022 through the sale of shares or ordinary stock.

The following table represents the Company’s investment in NewStem:

	Year Ended December 31,
	2022	2021

Investment in NewStem, beginning	$2,435,155	$3,299,713
Allocation of net loss from NewStem	(732,393)	(864,558)
Gain on dilution of equity method investment	387,524	-
Purchase of NewStem shares	-	-
Investment in NewStem, ending	$2,090,286	$2,435,155

The results of operations and financial position of the Company’s investment in NewStem are summarized below:

	Year Ended December 31,
	2022	2021
Condensed income statement information:
Net sales	$-	$-
Gross margin	$-	$-
Net loss	$(2,341,000)	$(2,630,000)
Company’s allocation of net loss from NewStem	$(732,393)	$(864,558)

	As of December 31,
	2022	2021
Condensed balance sheet information:
Current assets	$911,000	$1,425,000
Non-current assets	$23,000	$41,000
Current liabilities	$97,000	$227,000
Non-current liabilities	$121,000	$134,000

NOVELSTEM INTERNATIONAL CORP.

Notes to Financial Statements

Investment in NetCo

NovelStem owns a 50% interest in NetCo, a joint venture that owns the Net Force publishing franchise. The Company accounts for its investment in NetCo under the equity method and recognizes nominal royalties from this arrangement. The Company assesses its investment in NetCo for impairment on an annual basis.

The following table represents the Company’s investment in NetCo:

	Year Ended December 31,
	2022	2021
Investment in NetCo, beginning	$137,011	$137,011
Allocation of net income from Netco	12,591	21,290
Distribution from NetCo	(12,591)	(21,290)
Investment in NetCo, ending	$137,011	$137,011

The results of operations and financial position of the Company’s investment in NetCo are summarized below:

	Year Ended December 31,
	2022	2021
Condensed income statement information:
Net sales	$25,182	$42,580
Gross margin	$-	$-
Net income	$25,182	$42,580
Company’s allocation of net income from NetCo	$12,591	$21,290

	As of December 31,
	2022	2021
Condensed balance sheet information:
Current assets	$13,473	$13,475
Non-current assets	$272,799	$272,799
Current liabilities	$12,250	$12,252
Non-current liabilities	$-	$-

NOVELSTEM INTERNATIONAL CORP.

Notes to Financial Statements

NOTE 4—NOTES PAYABLE

On April 12, 2021, the Company entered into a promissory note (the “Note”) with a related party (individual) for $100,000. The Note accrued interest at 8% per annum and matured on April 12, 2022. The proceeds of this Note were used to pay operating expenses of the Company including directors and officer insurance premiums. Interest expense accrued related this this Note was $5,752 for the year ended December 31, 2021. The Note and all accrued interest, totaling $6,752, were paid in full on February 16, 2022.

In May 2022, the Company entered into a finance agreement (the “Agreement”) with two individuals who are shareholders and directors, which was amended in July 2022, to borrow up to $600,000 for working capital needs. This Agreement provides for funding through January 31, 2024 and provides for interest at a rate of 8% per annum through November 11, 2022, at which time the interest rate increased to 10% per annum for subsequent advances. The Agreement matures the earlier of January 31, 2024 or 20 months from the date of the first funded amount unless the shareholders agree to extend the due date at that time. The Company received advances of $280,000 pursuant to this agreement through December 31, 2022.

NOTE 5—EQUITY

(a) General

At December 31, 2022 and 2021 the Company had issued and outstanding 46,881,475 shares of its common stock, par value $0.01 per share. Holders of outstanding common stock are entitled to receive dividends when, as and if declared by the Board and to share ratably in the assets of the Company legally available for distribution in the event of a liquidation, dissolution or winding up of the Company.

On November 15, 2021, in a noncash transaction, the Company issued approximately 3,000,000 shares of common stock to existing holders of subscription agreements dated June 2020. These subscription agreements provided for the issuance of additional shares if certain contingent assets were not realized. It was determined during the year ended December 31, 2021 that the contingent asset would not be realized and the shares were issued.

(b) Summary Employee Option Information

The Company’s stock option plans provide for the grant to officers, directors, third party contractors and other future key employees of options to purchase shares of common stock. The purchase price may be paid in cash or at the end of the option term, if the option is “in-the-money”, it is automatically exercised “net”. In a net exercise of an option, the Company does not require a payment of the exercise price of the option from the optionee but reduces the number of shares of common stock issued upon the exercise of the option by the smallest number of whole shares that has an aggregate fair market value equal to or in excess of the aggregate exercise price for the option shares covered by the option exercised. Each option is exercisable to one share of the Company’s common stock. Most options expire within six years from the date of the grant and generally vest on the first anniversary date of their issuance. Pursuant to the Equity Incentive Plan approved by the Company’s board of directors on November 12, 2018, an aggregate of 5,400,000 options have been issued to directors and investor relations professionals.

NOVELSTEM INTERNATIONAL CORP.

Notes to Financial Statements

The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

	Year Ended December 31,
	2022	2021
Risk-free interest rate	1.5%	1.6%
Expected term, in years	3.82	6
Expected volatility	183.7%	140.2%
Expected dividend yield	0%	0%
Determined weighted average grant date fair value per option	$0.27	$-

The expected term of the options represents an estimate of the length of time until the expected date of exercising the options. Options granted have a maximum life of 7 years. With respect to determining expected exercise behavior, the Company has grouped its option grants into certain groups in order to track exercise behavior and establish historical rates. The Company estimated volatility by considering historical stock volatility over the expected term of the option. The risk-free interest rates are based on the U.S. Treasury yields for a period consistent with the expected term. The dividend yield of 0% is based on the Company’s history and expectation of dividend payout. The Company has not paid and does not anticipate paying of dividends in the near future.

(c) Summary Option Information

A summary of the Company’s option plans as of December 31, 2022 and 2021, as well as changes during each of the years then ended, is presented below:

	Year Ended December 31,
	2022		2021
	Number	Weighted	Number	Weighted
	of	Average	of	Average
	Options	Exercise	Options	Exercise
	(in shares)	Price	(in shares)	Price
Outstanding at beginning of year	4,300,000	0.10	4,300,000	0.10
Granted	1,100,000	0.29	-	-
Outstanding at end of year	5,400,000	0.14	4,300,000	0.10
Exercisable at end of year	4,800,000	0.12	4,300,000	0.10

Stock-based compensation expense was approximately $283,000 and $273,000 in the years ending December 31, 2022 and 2021, respectively.

The total compensation cost related to non-vested awards not yet recognized was approximately $13,000 as of December 31, 2022. An award of 500,000 options granted on January 31, 2022 had special vesting provisions whereby the awards fully vested in 2022. All awards outstanding as of December 31, 2021 were vested.

NOVELSTEM INTERNATIONAL CORP.

Notes to Financial Statements

(d) Warrants

The Company has issued warrants at exercise prices equal to or greater than market value of the Company’s common stock at the date of issuance. A summary of warrant activity follows:

Year Ended December 31,
	2022		2021
	Number of	Weighted	Number	Weighted
	shares	Average	of	Average
	underlying	Exercise	Options	Exercise
	warrants	Price	(in shares)	Price
Outstanding at beginning of year	3,000,000	0.12	3,000,000	0.12
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at end of year	3,000,000	0.12	3,000,000	0.12

The warrants outstanding at December 31, 2022 have a weighted average remaining contractual life of approximately six months.

NOTE 6—INCOME TAXES

For the years ended December 31, 2022 and 2021, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2022 and 2021, the Company had approximately $61,000,000 and $118,000,000, respectively, of net operating losses subject to IRC Section 382 limitations, of which $6,400,000 and $6,200,000, respectively, were available for carryforward after the consideration of IRC Section 382 limitations. State of Florida net operating losses available for carryforward approximate the federal net operating loss carryforward amounts.

The federal and state net operating losses expire beginning in 2021. Approximately $55,000,000 and $25,000,000, respectively of federal and state losses expired in December 2022, and approximately $23,000,000 and $3,000,000, respectively, of federal and state losses expired in December 2021. The Company has approximately $1,775,000 in federal and state losses that do not expire. The remaining losses expire from 2023 through 2036. The majority of these expiring losses are further limited by IRC section 382 as shown in the deferred tax table below. All such deferred tax assets have been offset with a full valuation allowance.

NOVELSTEM INTERNATIONAL CORP.

Notes to Financial Statements

The Company’s income tax provision differs from the expense that would result from applying statutory rates to income before taxes. A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2022	2021

Computed tax at the federal statutory rate of 21%	$(160,803)	$(282,582)
State income taxes, net of federal income tax benefit	(33,271)	(58,468)
Foreign rate differential	(171,089)	(106,409)
Change in federal valuation allowance	365,163	447,459
Total provision for income tax	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets as of December 31, 2022 and 2021 consist of the following:

	As of December 31,
	2022	2021

Outside tax basis difference in equity investments	$1,700,000	$1,700,000
Federal and state net operating loss carryforwards available after consideration of IRC Section 382 limitations	1,686,708	1,676,585
General business credit	41,551	41,551
Stock compensation	174,009	99,103
Total deferred tax assets	3,602,268	3,517,239
Federal and state net operating loss carryforwards subject to IRC Section 382 limitations	15,465,570	28,425,763
Less valuation allowance for net operating loss limitations	(15,465,570)	(28,425,763)
Valuation allowance	(2,971,573)	(2,482,298)
Subtotal deferred tax assets	630,695	1,034,941
Deferred tax liability, equity method basis difference	(630,695)	(1,034,941)
Net deferred tax assets	$-	$-

Management has evaluated all tax positions that could have a significant effect on the combined financial statements and determined the Companies had no significant uncertain income tax positions at December 31, 2022 and 2021.

NOVELSTEM INTERNATIONAL CORP.

Notes to Financial Statements

NOTE 7—COMMITMENTS AND CONTINGENCIES

The Company is the claimant in an arbitration proceeding against their 50% partner in NetCo. The Company initiated the arbitration proceeding in an effort to maximize the total potential value to be derived from fully utilizing the NetCo intellectual property across publishing, entertainment, digital media, merchandising and other ancillary markets. Arbitration proceedings for the joint owners of NetCo concluded during 2022 with final briefs being filed in January 2023. The arbitrator has not rendered a decision as of the date of these financial statements.

On February 11, 2022, the Company entered into a nonrecourse litigation funding agreement (the “Agreement”) with Omni Bridgeway (Fund 4) Invt. 3 L.P. (“Omni”) related to this arbitration proceeding. The Agreement provides for Omni to fund all costs related to the arbitration up to $1,000,000 in exchange for an assignment of a certain portion of rights to and interest in claims related to this arbitration. The agreement provides for specific calculations of the portion of any claims collected to be received by Omni with the remainder collectible by the Company.

NOTE 8 – RESTATEMENTS OF PREVIOUSLY ISSUED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

Previously issued unaudited financial statements have been restated to reflect gains on dilution from the Company’s equity method investment in NewStem. The previously issued financial statements as of and for the three and six months ended June 30, 2022 and as of and for the nine months ended September 30, 2022 contained an error whereby the Company did not recognize gains on the dilution of its equity method investment in NewStem due to the issuance of stock to third parties.

The following is a summary of the restatement:

Balance Sheet:

	September 30, 2022
	Originally Reported	Adjustment	Restated
Total current assets	$65,832	$-	$65,832
Investment in NewStem, Ltd	1,828,419	194,948	2,023,367
Total assets	2,031,262	194,948	2,226,210
Total current liabilities	125,632	-	125,632
Stockholders’ equity	1,737,421	194,948	1,932,369

Statements of Operations:

	Nine Months Ended September 30, 2022
	Originally Reported	Adjustment	Restated
Loss before income taxes	$(270,283)	$-	$(270,283)
Provision for income tax	-	-	-
Net loss before equity in net loss of equity method investees	(270,283)	-	(270,283)
Equity in net income (loss) of equity method investees	(606,736)	194,948	(411,788)
Net loss	(877,019)	194,948	(682,071)

Balance Sheet:

	June 30, 2022
	Originally Reported	Adjustment	Restated
Total current assets	$108,634	$-	$108,634
Investment in NewStem, Ltd	1,913,951	194,948	2,108,899
Total assets	2,159,596	194,948	2,354,544
Total current liabilities	102,053	-	102,053
Stockholders’ equity	1,957,543	194,948	2,152,491

Statements of Operations:

	Six Months Ended June 30, 2022
	Originally Reported	Adjustment	Restated
Loss before income taxes	$(60,543)	$-	$(60,543)
Provision for income tax	-	-	-
Net loss before equity in net loss of equity method investees	(60,543)	-	(60,543)
Equity in net income (loss) of equity method investees	(521,204)	194,948	(326,256)
Net loss	(581,747)	194,948	(386,799)

Statements of Operations:

	Three Months Ended June 30, 2022
	Originally Reported	Adjustment	Restated
Loss before income taxes	$(229,982)	$-	$(229,982)
Provision for income tax	-	-	-
Net loss before equity in net loss of equity method investees	(229,982)	-	(229,982)
Equity in net income (loss) of equity method investees	(134,301)	194,948	60,647
Net loss	(364,283)	194,948	(169,335)

NOTE 9—SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date these financial statements were available to be issued and filed with the SEC.

On March 23, 2023, the board approved the grant of 360,000 stock options to directors and officers.

(b)	Exhibits.

Exhibit Number	Description

3.1	Third Amended and Restated Articles of Incorporation December 1999 (1)

3.2	Articles of Amendment to Articles of Incorporation 2004 (1)

3.3	Articles of Amendment to Articles of Incorporation 2018 (1)

3.4	Bylaws (1)

3.5	Articles of Association of NewStem (1)

10.1	Equity Incentive Plan (1)

10.2	Joint Venture Agreement by and between the Company and NetCo (1)

10.3	Financing Agreement dated May 2022 (1)

10.4	Amendment to Financing Agreement dated July 2022 (1)

10.5	Promissory Note issued to Jan Loeb (1)

10.6	Promissory Note issued to Jerry Wolasky (1)

10.7	Form of NovelStem Subscription Agreement (1)

10.8	NewStem Share Purchase Agreement (1)

10.9	Redacted Litigation Funding Agreement with Omni Bridgeway (1)

10.10	Certification of Principal Executive Officer and Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

10.11	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

10.12	Certification of Principal Executive Officer and Executive Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.13	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Previously filed.

28

(c)	Financial statements of fifty percent or less owned subsidiaries.

NewStem Ltd.

Financial Statements

As of December 31, 2022

Financial Statements as of December 31, 2022	NewStem Ltd.

Somekh Chaikin

KPMG Millennium Tower

17 Ha’arba’a Street, PO Box 609

Tel Aviv 61006, Israel

+972 3 684 8000

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of NewStem Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NewStem Ltd. as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

Somekh Chaikin

Member Firm of KPMG International

We have served as the Company’s auditor since 2021.

Tel Aviv, Israel

March 22, 2023

KPMG Somekh Chaikin, an Israeli partnership and a member firm of the KPMG global organization of independent member firms affiliated with KPMG International Limited, a private English company limited by guarantee

NewStem Ltd.

Balance Sheets as of December 31,

		2022	2021
	Note	US$ thousands	US$ thousands
Assets

Current assets
Cash and cash equivalents	3	878	601
Prepaid share-based payment	7C	-	771
Other current assets	4	33	53

Total current assets		911	1,425

Non-current assets
Property and equipment, net	5	23	41

Total assets		934	1,466

Liabilities and shareholders’ equity

Current liabilities
Accounts payable	6	97	127
Other liabilities	8B	-	100

Total Current liabilities		97	227

Non-current liabilities
Convertible financial instrument	7F	121	134

Total liabilities		218	361

Commitments and contingent liabilities	8

Shareholders’ equity	7
Ordinary shares		*	*
Additional paid-in capital		8,686	6,734
Accumulated deficit		(7,970)	(5,629)

Total shareholders’ equity		716	1,105

Total liabilities and shareholders’ equity		934	1,466

Ayelet Dilion Mashiah
CEO

Date of approval of the financial statements: March 22, 2023.

*	Represents an amount less than $1 thousands.

The accompanying notes are an integral part of the financial statements.

NewStem Ltd.

Statements of Operations for the Year Ended December 31

		2022	2021
	Note	US$ thousands	US$ thousands
Operating expenses

Research and development expenses	2I	2,299	2,451
Less – grants and participations received	8B	(200)	(90)
Research and development expenses, net		2,099	2,361

General and administrative expenses		245	264

Operating loss		2,344	2,625

Financial (income) expenses, net	9	(3)	5

Loss for the year		2,341	2,630

The accompanying notes are an integral part of the financial statements.

NewStem Ltd.

Statements of Changes in Shareholders’ Equity

			Additional
			paid-in	Accumulated
	Ordinary shares		capital	deficit	Total
	Number of shares	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Balance as of January 1, 2021	150,000	*	4,543	(2,999)	1,544

Issuance of ordinary shares in exchange
of services	8,696	*	1,952	-	1,952
Stock based compensation	-	-	239	-	239
Loss for the year	-	-	-	(2,630)	(2,630)

Balance as of December 31, 2021	158,696	*	6,734	(5,629)	1,105

Issuance of ordinary shares, net	4,798	*	1,450	-	1,450
Stock based compensation	-	-	502	-	502
Loss for the year	-	-	-	(2,341)	(2,341)

Balance as of December 31, 2022	163,494	*	8,686	(7,970)	716

*	Represents an amount less than $1 thousands.

The accompanying notes are an integral part of the financial statements.

NewStem Ltd.

Statements of Cash Flows for the year ended December 31

	2022	2021
	US$ thousands	US$ thousands
Cash flows from operating activities

Loss for the year	(2,341)	(2,630)

Adjustments required to reconcile loss to net cash used in operating activities:

Depreciation	18	12
Revaluation of marketable securities	-	4
Revaluation of convertible financial instrument	(13)	-
Stock based compensation	1,273	1,420
Decrease (increase) in other current assets	20	(22)
Increase (decrease) in other liabilities	(100)	100
Increase (decrease) in accounts payable	(30)	58

Net cash used in operating activities	(1,173)	(1,058)

Cash flows from investing activities

Proceeds from the sale of marketable securities	-	774
Purchase of property and equipment	-	(39)

Net cash provided by investing activities	-	735

Cash flows from financing activities

Proceeds from a convertible financial instrument	-	134
Issuance of shares, net	1,450	-

Net cash provided by financing activities	1,450	134

Net increase (decrease) in cash and cash equivalents	277	(189)

Cash and cash equivalents at the beginning of the year	601	790

Cash and cash equivalents at the end of the year	878	601

The accompanying notes are an integral part of the financial statements.

NewStem Ltd.

Notes to the Financial Statements for the year ended December 31, 2022

Note 1 - General

A.	NewStem Ltd. (“the Company”) was incorporated in September 2016 under the laws of the State of Israel and commenced its business operations in July 2018.

B.	The Company is a development stage company utilizing its pioneering intellectual property related to haploid human embryonic stem cells for the development of personalized diagnostics and therapeutics for genetic and epigenetic diseases.

C.	Since inception, the Company has accumulated a deficit of $7,970 thousand.

The Company will need to obtain additional funds to continue its operations. Management’s plans with regard to these matters include continued development, marketing and licensing of its products, as well as seeking additional financing arrangements. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient cash from sales, licensing or financing on terms acceptable to the Company. The Company’s management has approved a contingent cost reductions in order to adjust future operation expenses to its cash balance. Following the fund-raising mentioned in Note 7D, and Note 12, and the Company’s adjustment of its future operation expenses, the Company believes that its cash resources are sufficient for the operations of the next 12 months.

D.	Definitions

In these financial statements –

1.	The Company – NewStem Ltd.
2.	Related Party – Within its meaning in ASC 850, “Related Party Transactions”.

Note 2 - Significant Accounting Policies

The significant accounting policies applied on a consistent basis are as follows:

A.	Basis of Presentation

The financial statements are prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).

B.	Presentation of financial information

The currency of the primary economic environment in which the Company conducts its operations is the U.S. dollar. The Company raises funds in US dollars and manages its budget in US dollars. Future revenues are also expected to be generated in US dollars. Accordingly, the Company uses the U.S. dollar as its functional and reporting currency.

C.	Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions regarding transactions or matters the final effect of which on the financial statements cannot be accurately determined at the time of their preparation. Even though the estimates and assumptions are based on management’s best judgment, the final effect of such transactions or matters may be different from the estimates and assumptions made in their respect.

As applicable to these financial statements, the most significant estimates and assumptions relate to stock-based compensation.

NewStem Ltd.

Notes to the Financial Statements for the year ended December 31, 2022

Note 2 - Significant Accounting Policies (cont’d)

D.	Cash and cash equivalents

Cash and cash equivalents include short-term bank deposits with an original maturity not exceeding three months, that is not restricted for use.

E.	Property and equipment

Property and equipment are stated at cost. Depreciation is computed by using the straight-line method, over the assets’ estimated useful life.

The annual depreciation rate for Software and Computers is 33%.

Estimates of the depreciation method, useful life and residual value are reviewed at least at the end of each reporting year and adjusted as necessary.

Long-lived assets held and used by the Company, are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable. No such impairment was recorded in 2022 or 2021.

F.	Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and marketable securities.

Cash and cash equivalents are invested in a major bank in Israel. Management believes that the financial institution that hold the Company’s investments are financially sound and, accordingly, a minimal credit risk exists with respect to these investments.

The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

G.	Severance pay

Pursuant to Section 14 of the Severance Compensation Law, 1963 (“Section 14”), the Company’s employees, covered by this section, are entitled only to monthly deposits, at a rate of 8.33% of their monthly salary, made in their name with insurance companies and/or pension funds. Payments in accordance with Section 14 release the Company from any liability for future severance payments in respect of those employees. Deposits under Section 14 are not recorded as an asset in the Company’s balance sheet. As of December 31, 2022 and 2021, all of the Company’s employees are included under Section 14.

H.	Marketable securities

Marketable securities are recorded at fair value. Changes in fair value of the securities are reported as financial income or expenses in the statement of operations.

I.	Research and development costs

Research and development expenses consist mainly of labor costs. Costs are expensed as incurred.

A grant received is presented as an offset from research and development expenses. See also Note 2M.

NewStem Ltd.

Notes to the Financial Statements for the year ended December 31, 2022

Note 2 - Significant Accounting Policies (cont’d)

J.	Income taxes

Deferred income taxes are determined using the asset and liability method in accordance with Accounting Standards Codification (“ASC”) Topic 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income taxes are measured using enacted tax rates expected to apply to taxable income in years in which such temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred income taxes is recognized in the statement of operations of the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

K.	Fair value of financial instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

The carrying amounts of cash and cash equivalents, trade receivables, other accounts receivable, trade payables and other liabilities approximate their fair value due to the short-term maturity of such instruments.

The Company adopted ASC 820 Fair Value Measurements (“ASC 820”) which clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1- Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2- Other inputs that are directly or indirectly observable in the marketplace.

Level 3- Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

L.	Collaborative arrangement

The Company may enter into collaborative agreement with a third party. According to such agreement, the Company further develops its intellectual property to meet the needs of the third party and is entitled to royalties from any future sales that include its IP. The Company also receives reimbursement for the R&D costs it incurred as part of such agreement. Such agreement are considered to be within the scope of ASC 808 Collaborative Arrangements (“ASC 808”), as the parties are active participants and exposed to the risks and rewards of the collaborative activity. Performing R&D services for reimbursement is considered to be a collaborative activity under the scope of ASC 808. The Company records reimbursement payments received from the collaboration partner as reductions to R&D expense.

NewStem Ltd.

Notes to the Financial Statements for the year ended December 31, 2022

Note 2 - Significant Accounting Policies (cont’d)

M.	Stock-based compensation

The Company accounts for its stock options grants under the fair value recognition provisions of ASC Topic 718. The Company currently uses the straight-line amortization method for recognizing share option compensation costs. The Company recognizes compensation cost for an award with only service conditions that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award, provided that the cumulative amount of compensation cost recognized at any date at least equals the portion of the grant-date value of such award that is vested at that date.

The Company records prepaid share-based payment as an asset in cases where a fully vested equity award was granted but the services have not been fully received, as required by ASC 718-10 stock compensation. See also note 7C.

N.	Grants received

The Company receives from time-to-time grants from various sources to fund certain research and development activities. To date, the grants’ terms have stated that if such research and development activities are not successful, the Company would not be obligated to refund any payment previously received. Given such terms, since the financial risk associated with the research and development remains with the grantor, the Company does not recognize a liability associated with such funding.

Grants that do not include a specific deliverable in the terms are offset from research and development expenses.

O.	Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 establishes a ROU model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The Company adopted the ASU effective January 1, 2022 using a modified retrospective transition approach. As a result, the Company was not required to adjust its comparative period financial information for effects of the standard or make the new required lease disclosures for periods before the date of adoption. The Company elected to adopt the package of transition practical expedients and, therefore, has not reassessed (1) whether existing or expired contracts contain a lease, (2) lease classification for existing or expired leases or (3) the accounting for initial direct costs that were previously capitalized. The Company did not elect the practical expedient to use hindsight for leases existing at the adoption date.

The Company is a lessee in two agreements.

I.	Laboratory

The Company leases a certain portion of a laboratory space for its use from a related party.

The leased space of the laboratory is not considered to be an identified asset as the agreement does not explicitly specify a distinct space for the company’s use, nor implicitly specify a distinct space as it does not represent a substantial portion of the laboratory’s capacity. Furthermore, other parties may also use the laboratory and have access to the laboratory. Therefor the lease is not under the scope of ASC-842.

NewStem Ltd.

Notes to the Financial Statements for the year ended December 31, 2022

Note 2 - Significant Accounting Policies (cont’d)

O.	Leases (cont’d)

2.	Vehicle lease

The lease agreement is for a period of 12 months. The Company has elected not to recognize Right of Use assets and lease liabilities for short-term leases of transportation equipment that have a lease term of 12 months or less. The Company recognizes the lease payments associated with its short-term transportation equipment lease as an expense on a straight-line basis over the lease term.

Note 3 - Cash and Cash Equivalents

The Company’s cash and cash equivalents balance as of December 31, 2022 and 2021, is denominated in the following currencies:

	December 31
	2022	2021
	US$ thousands	US$ thousands
US Dollars	811	371
New Israeli Shekels	57	97
Euro	9	-
Great British Pound	1	133

	878	601

Note 4 - Other Current Assets

	December 31
	2022	2021
	US$ thousands	US$ thousands
Government institutions	29	52
Prepaid expenses	4	1

	33	53

Note 5 - Property and Equipment, net

	December 31
	2022	2021
	US$ thousands	US$ thousands
Cost:
Software and Computers	62	62

Accumulated depreciation:
Software and Computers	39	21

Depreciated cost	23	41

NewStem Ltd.

Notes to the Financial Statements for the year ended December 31, 2022

Note 6 - Accounts payable

	December 31
	2022	2021
	US$ thousands	US$ thousands
Employees and payroll accruals	53	104
Accrued expenses and other payables	44	23

	97	127

Note 7 - Share Capital

Composition:	As of December 31, 2022
		Issued and
	Authorized	fully paid
	Number of shares

Ordinary shares NIS 0.01 par value (“Ordinary Shares”)	1,000,000	163,494

	As of December 31, 2021
		Issued and
	Authorized	fully paid
	Number of shares

Ordinary shares	1,000,000	158,696

A.	In 2016, the Company issued to its founders 100,000 Ordinary Shares.

B.	In June 2018, the Company entered into an investment agreement for the issuance of 50,000 Ordinary Shares, representing 33% of the Company’s issued and outstanding shares for a total consideration of $4,000 thousands. In 2018, the Company issued to its investors 25,000 Ordinary Shares for a total amount of $2,000 thousands. The remainder of the investment in the amount of $2,000 thousands was subject to two equal tranches milestones. During 2019 the Company issued additional 12,500 Ordinary Shares for a total amount of $1,000 thousands.

In 2020, the Company met all milestones set in the investment agreement. As such, the 3rd and last investment tranche of $1,000 thousands was paid during 2020 and an additional 12,500 Ordinary Shares were issued.

C.	In September 2021, the Company signed an agreement with a third-party in which such third party committed to provide the Company certain services in exchange to 5% (fully diluted) of the Company’s Ordinary Shares amounting to 8,696 Ordinary Shares. The Company recognized the transaction based on the fair value of the shares at $1,952 thousands. The remaining services were rendered in 2022. Accordingly, the Prepaid share-based payment balance of US$771 thousands, was fully recognized in the Statement of Operations in 2022.

NewStem Ltd.

Notes to the Financial Statements for the year ended December 31, 2022

Note 7 - Share Capital (cont’d)

D.	On April 30, 2022, the Company signed a share purchase agreement with two investors for the purchase of 2,647 Ordinary Shares of the Company (par value ILS 0.01) for a total consideration of US$800 thousands. On December 23, 2022, the Company signed a Share Purchase Agreement with another investor for the purchase of 2,151 Ordinary Shares of the Company (par value ILS 0.01) for a total consideration of US$650 thousands.

According to those agreements, if the Company provides favorable terms to other investors in this round, then it shall adjust the existing agreements and provide substantially equivalent rights to all the Investors.

Based on the Company’s agreement with one of its other shareholders, the Company is entitled in certain circumstances to a matching investment (“the matching investment”) which could bring the total funding to US$2,900 thousands. As of December 31, 2022, the matching investment has not yet been approved by the shareholder.

E.	Stock option plan:

In 2018 the Company adopted a stock option plan for its employees, service providers and officers, pursuant to which, and to a resolution of the Company’s board of directors dated October 31, 2018, the Company reserved for issuance 6,250 Ordinary Shares.

In June 2021, the Company increased its reserved stock option plan to 13,654 Ordinary Shares.

The contractual life of the share option is 10 years from the respective date of grant.

Share options to employees, service providers and officers granted under the stock option plan shall be vesting in installments, gradually over a period of 4 years from the grant date.

Below is a summary of employee option activity under the Company’s equity incentive plan during the current year:

	Year ended December 31, 2022
		Weighted	Weighted	Aggregate
		average	average	intrinsic
		exercise	remaining	value
	Number of	price	contractual	US$
	options	US$	term (years)	thousands

Outstanding at the beginning of the year	13,145	146.63	8.25	1,475
Granted	-	-

Outstanding at the end of the year	13,145	146.63	7.25	2,045

Exercisable at the end of the year	8,862	101.90	6.8	1,775

NewStem Ltd.

Notes to the Financial Statements for the year ended December 31, 2022

Note 7 - Share Capital (cont’d)

E.	Stock option plan (cont’d)

1.	The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s stock fair value on December 31, 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2022.

2.	Fair value measurement:

The fair value of each option granted during 2021 was estimated on the date of grant, using the Binomial model taking into account the following assumptions:

2021
Dividend yield	0%
Expected volatility	76%
Weighted average risk-free interest	1.5%
Expected life	10 years

Expected volatility was calculated based on market benchmarks.

Since the Company’s shares are not publicly traded and its shares are rarely traded privately, expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares.

The expected option term represents the period that the Company’s share options are expected to be outstanding. Since the options were granted to executives, the assumption is that the option will be exercised close to the expiration date. The risk-free interest rate is based on the yield from U.S. Federal Reserve rates. The Company has historically not paid dividends and has no plans to pay dividends in the foreseeable future.

There were no option grants during 2022.

3.	The following table sets forth the total stock-based compensation expense resulting from stock options included in the statements of operations.

	December 31
	2022	2021
	US$ thousands	US$ thousands
Research and development	321	185
General and administrative	181	54

Total stock-based compensation expense	502	239

F.	Convertible Financial Instruments

In November 2021, the Company signed a Simple Agreement for Future Equity (“SAFE”) with an investor in the amount of 100 thousand Great British Pound (“GBP”) (approximately US$134 thousands). According to the agreement, the SAFE does not bear interest and is convertible to the Company’s ordinary shares, as follows:

NewStem Ltd.

Notes to the Financial Statements for the year ended December 31, 2022

Note 7 - Share Capital (cont’d)

F.	Convertible Financial Instruments (cont’d)

(a)	In the event of a financing round of at least 1 million GBP, the SAFE will be automatically converted into ordinary shares at the price determined in such round;
(b)	In the event that the financing round is below 1 million GBP, the SAFE may be converted into ordinary shares at the price determined in such round, at the discretion of the investor;
(c)	If no financing round occurs, the SAFE amount shall automatically be converted into ordinary shares at the earlier of: (a) an M&A transaction – using the price per share determined in such transaction, or (b) 36 months after the date of the agreement, at the fair market value of an ordinary share at that time.

The SAFE was treated for accounting purposes as a liability, since this arrangement is settled in a variable amount of shares and the investor is not exposed to the changes in the fair value of the shares during the period from the transfer of funds until conversion.

The convertible financial instrument is presented at fair value. The convertible financial instrument is considered a Level 3 fair value measurement.

The changes in the liability measured at fair value for which the Company has used Level 3 inputs to determine fair value are as follows:

	2022	2021
	US$ thousands	US$ thousands
Balance as of January 1,	134	-
Convertible financial instrument received	-	134
Change in fair value	(13)	-

Balance as of December 31,	121	134

Note 8 - Commitments and Contingent Liabilities

A.	Royalties

As part of the Company’s research and development efforts, the Company received licenses to use intellectual property developed by Yissum Research and Development Company of the Hebrew University of Jerusalem (“Yissum”) and New York Stem Cell Foundation (“NYSCF”). During 2017, Yissum and NYSCF granted the Company an exclusive license to make commercial use of that intellectual property, in order to develop, manufacture, market, distribute or sell products, subject to certain terms and events. In consideration for the grant of the license, the Company shall pay Yissum and NYSCF royalties at a rate of up to 3% of the net sales and sublicense fees at a rate of up to 12% of sublicense consideration, subject to certain terms, as set forth in the agreement. As of December 31, 2022, the Company has yet to incur revenues, therefore no provision was recorded for these commitments in the financial statements.

NewStem Ltd.

Notes to the Financial Statements for the year ended December 31, 2022

Note 8 - Commitments and Contingent Liabilities (cont’d)

B.	Research Agreement

During 2021 and 2022, the Company received payments of US$200 thousand as part of a research agreement with a third-party, which was finalized in 2022. The Company recognized the payments in the statement of operations of 2022, as participation in the R&D activities which is offset from development expenses.

The research agreement determines that the Company will use its intellectual property to further develop know-how that will allow the third party to use such developed know-how for its commercial purposes. The third party shall pay the Company royalties of up to 3.5% from any sales that include the Company’s developed know-how, and additional royalties for any sublicense, as set forth in the research agreement.

C.	Master Innovation Hub Agreement

On October 31, 2022 the Company entered into an agreement with a third party, according to the agreement the Company will develop an IP using the third party’s research data in exchange for 1.5% royalties from future sales and 10% royalties from future licenses. In addition, the Company will issue the third-party shares on the earliest of the following milestones:

a.	The FDA approval of the Product.
b.	A Change in Control of the Company provided that the collaboration is completed as described in the Development Plan.
c.	The execution of a Memorandum of Understanding (or equivalent) between the Company and the third party for the investment of funds from the third party into the Company.

As of December 31, 2022, the Company does not expect any future sales or licenses nor does the Company considers an FDA approval or change in control of the company as events that are probable to occur. Therefore, no balances were recorded for these commitments in the financial statements.

D.	Lease commitments

On November 10, 2022, the Company entered into a lease agreement (hereinafter – “The Agreement”. (According to the agreement, the Company will rent a vehicle for 12 months from December 10, 2022, at a monthly rent cost of approximately NIS 3 thousand (approximately US$1 thousand)

Future minimum commitments under the agreement as of December 31, 2022, are as follows:

US$ thousands

2023	9

During 2022, the Company recognized lease expenses in the amount of US$6 thousand in General and administrative expenses.

NewStem Ltd.

Notes to the Financial Statements for the year ended December 31, 2022

Note 9 - Financial (Income) Expenses, net

	December 31
	2022	2021
	US$ thousands	US$ thousands
Bank commissions	2	1
Revaluation of marketable securities to market value	-	4
Revaluation of convertible financial instrument	(13)	-
Interest from government authorities	(3)	-
Currency exchange differences	11	-

	(3)	5

Note 10 - Related Parties

The Company engaged with its shareholders to receive consulting services and lab renting.

Transactions	Year ended	Year ended
	December 31	December 31
	2022	2021
	US$ thousands	US$ thousands
Research and development expenses	353	309

Note 11 - Taxes on Income

A.	The Company is incorporated in Israel and is subject to Israeli taxation.

B.	The Israeli corporate income tax rate was 23% in 2022 and 2021.

The main reconciling items from the statutory tax rate of the Company to the effective tax rate (0%) is the change in valuation allowance (see note 11D) and non-deductible expenses.

C.	Net operating loss carried forward

As of December 31, 2022, the Company has net operating tax losses carried forward indefinitely of approximately $3.8 million, (December 31, 2021 - $3.1 million).

D.	Deferred income taxes

The tax effects of temporary differences that give rise to significant components of the Company’s deferred tax assets and liabilities are as follows:

NewStem Ltd.

Notes to the Financial Statements for the year ended December 31, 2022

Note 11 - Taxes on Income (cont’d)

D.	Deferred income taxes (cont’d)

	December 31,
	2022	2021
	US$ thousands	US$ thousands
Deferred tax assets:
Net operating losses	885	719
Research and development credit carried forward	229	230
Other	26	4
	1,140	953

Less valuation allowance	(1,140)	(953)

Net deferred tax assets	-	-

The Company has provided a full valuation allowance in respect of deferred tax assets resulting from the tax loss carried forward. Management currently believes that, since the Company has a history of losses, it is more likely than not that the deferred tax assets related to the loss carried forward and other temporary differences will not be realized in the foreseeable future.

Note 12 – Subsequent Events

On March 20, 2023, The Company signed a Convertible Loan Agreement (“the Loan”) of US$200 thousands, maturing after two years. The Loan shall bear simple interest at the rate of 12.5% per annum, paid in kind, with a conversion price per share reflecting 75% of the lowest price per share paid by the investors participating in the Company’s next financing. In an Event of liquidation only, the Interest rate shall increase to 20% per annum.

Item 16. Form 10–K Summary.

Not applicable

29

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March XX, 2023.

NovelStem International Corp.

By:	/s/ Jan H Loeb
Jan H. Loeb
President and Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jan H. Loeb	President and Executive Chairman	March 31, 2023
Jan H. Loeb

/s/ Christine Jenkins	Vice President and Chief Financial Officer	March 31, 2023
Christine Jenkins

/s/ Mitchell Rubenstein	Director	March 31, 2023
Mitchell Rubenstein

/s/ Eric Richman	Director	March 31, 2023
Eric Richman

/s/ David Seltzer	Director	March 31, 2023
David Seltzer

/s/ Jerry Wolasky	Director	March 31, 2023
Jerry Wolasky

/s/ Tracy Clifford	Director	March 31, 2023
Tracy Clifford

30