Form 10-Q
period 2023-03-31
NovelStem International Corp.
filed 2023-05-12
CIK 912544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2023
Common Stock, $0.01 par value per share	46,881,475

NOVELSTEM INTERNATIONAL CORP.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended March 31, 2023

PART I

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOVELSTEM INTERNATIONAL CORP.

CONDENSED BALANCE SHEETS

	As of
	March 31,	December 31,
	2023	2022
	(Unaudited)

ASSETS
Current assets:
Cash	$40,562	$6,346
Accounts receivable, administrative fees	-	12,000
Prepaid expenses	39,567	40,561
Total current assets	80,129	58,907
Investment in Netco Partners	137,011	137,011
Investment in NewStem Ltd	1,985,695	2,090,286
Total assets	$2,202,835	$2,286,204

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$128,499	$21,203
Current portion of long-term note payable	357,529	-
Accrued expenses	37,673	43,673
Total current liabilities	523,701	64,876
Long-term note payable, including accrued interest	-	288,450
Total liabilities	523,701	353,326
Commitments and contingencies (see Note 7)
Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 50,316,672 shares issued, and 46,881,475 shares outstanding as of March 31, 2023 and December 31, 2022	468,815	468,815
Additional paid-in capital	290,619,404	290,604,327
Accumulated deficit	(289,209,331)	(288,940,510)
Treasury stock, at cost, 3,435,197 shares
as of March 31, 2023 and December 31, 2022	(199,754)	(199,754)
Total shareholders’ equity	1,679,134	1,932,878
Total liabilities and shareholders’ equity	$2,202,835	$2,286,204

The accompanying notes are an integral part of these condensed financial statements.

NOVELSTEM INTERNATIONAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2023	2022

Operating expenses:
General and administrative expenses	$164,792	$138,956
Contra expenses - legal fees and administrative costs (Note 8)	-	(310,000)
Total operating expenses	164,792	(171,044)
Loss from operations	(164,792)	171,044
Interest expense	7,313	1,605
Loss before income taxes	(172,105)	169,439
Provision for income tax	-	-
Loss before equity in net income of equity method investees	(172,105)	169,439
Equity in net loss of equity method investees	(96,716)	(386,903)
Net loss	$(268,821)	$(217,464)

Basic and diluted net loss per share:
Net loss per share - basic and diluted	$(0.01)	$-
Weighted average number of shares outstanding - basic and diluted	46,881,475	46,881,475

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOVELSTEM INTERNATIONAL CORP.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

For the Three Months Ended March 31, 2023:

			Additional		Number of		Total
	Number of	Common	Paid-In	Accumulated	Treasury	Treasury	Shareholders’
	Shares	Stock	Capital	Deficit	Shares	Stock	Equity

Balance, January 1, 2023	46,881,475	$468,815	$290,604,327	$(288,940,510)	3,435,197	$(199,754)	$1,932,878
Net loss	-	-	-	(268,821)	-	-	(268,821)
Stock option compensation	-	-	15,077	-	-	-	15,077
Balance, March 31, 2023	46,881,475	$468,815	$290,619,404	$(289,209,331)	3,435,197	$(199,754)	$1,679,134

For the Three Months Ended March 31, 2022:

			Additional		Number of		Total
	Number of	Common	Paid-In	Accumulated	Treasury	Treasury	Shareholders’
	Shares	Stock	Capital	Deficit	Shares	Stock	Equity

Balance, January 1, 2022	46,881,475	$468,815	$290,321,665	$(288,174,780)	3,435,197	$(199,754)	$2,415,946
Net loss	-	-	-	(217,464)	-	-	(217,464)
Stock option compensation	-	-	49,011	-	-	-	49,011
Balance, March 31, 2022	46,881,475	$468,815	$290,370,676	$(288,392,244)	3,435,197	$(199,754)	$2,247,493

The accompanying notes are an integral part of these condensed financial statements.

NOVELSTEM INTERNATIONAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(268,821)	$(217,464)
Equity in loss of equity method investees	96,716	386,903
Distribution from NetCo Partners	7,875	-
Accrued interest added to long-term note payable	7,079	-
Stock-based compensation	15,077	49,011
Change in operating assets and liabilities:
Accounts receivable, administrative fees	12,000	-
Prepaid expenses	994	(1,045)
Accounts payable	107,296	(17,549)
Accrued expenses	(6,000)	(5,752)
Net cash from operating activities	(27,784)	194,104

Cash flows from financing activities:
Repayment of short term note payable	$-	$(100,000)
Proceeds from long term notes payable	62,000	-
Net cash from financing activities	62,000	(100,000)

Net change in cash	34,216	94,104
Cash at the beginning of the period	6,346	8,666
Cash at the end of the period	$40,562	$102,770

Supplemental cash flow information:
Cash paid during the period for:
Interest	$234	$7,357

The accompanying notes are an integral part of these condensed financial statements.

NOVELSTEM INTERNATIONAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—NATURE OF OPERATIONS

Description of Business

NovelStem International Corp. (“NovelStem” or the “Company”) is a holding company whose principal assets are a 30.58% equity interest in NewStem Ltd, an Israeli biotech company (“NewStem”), and a 50% equity interest in NetCo Partners (“NetCo”). NovelStem was formerly known as Hollywood Media Corp. The Company was incorporated in the State of Florida on January 22, 1993 and changed its name to NovelStem International Corp. in September 2018 as a result of its business focus shift from a media business to biotech.

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

Liquidity and Management’s Plans

Since inception, the Company has accumulated a deficit of approximately $289,000,000. The accumulated deficit of the Company subsequent to its business focus shift and name change in September 2018 is approximately $2,500,000 which is comprised primarily of allocated losses from equity method investments and general and administrative costs incurred by the Company.

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

The Company has in place a financing agreement with related parties to borrow up to $600,000 for working capital needs (see Note 4). Additionally, in May 2023, the Company entered into a financing agreement with a shareholder to borrow $300,000 consisting of advances of $150,000 in May 2023 and $150,000 in October 2023 (see Note 9). Following this financing, the Company believes that its cash resources are sufficient for the operations of the next twelve months.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period.

The accompanying unaudited condensed financial statements and related disclosures have been prepared with the presumption that users of the unaudited condensed financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K, which was filed with the United States Securities and Exchange Commission (“SEC”) on March 31, 2023, from which the Company derived the balance sheet data at December 31, 2022.

Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Company’s Form 10K filed with the Securities and Exchange Commission on March 31, 2023 for the years ended December 31, 2022 and 2021.

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

The Company holds a minority investment in an entity, NewStem, which is accounted for pursuant to the equity method of accounting. Additionally, the Company is a 50% partner in NetCo (which is accounted for pursuant to the equity method of accounting). See Note 3.

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

The following data represents the amounts used in computing earnings per share and the effect on loss and the weighted average number of shares of dilutive potential common stock (unaudited):

	Three Months Ended March 31,
	2023	2022
Net loss available to common shareholders	$(268,821)	$(217,464)

Weighted average shares outstanding:
-Basic	46,881,475	46,881,475
Add: Warrants	-	-
Add: Stock options	-	-
-Diluted	46,881,475	46,881,475

Basic and diluted net loss per share	$(0.01)	$-

Warrants and stock options excluded from the above calculations are as follows:

	Three Months Ended March 31,
	2023	2022
Warrants	3,000,000	3,000,000
Stock options	5,760,000	5,400,000

NOTE 3—EQUITY METHOD INVESTMENTS

Investment in NewStem

In 2018, the Company entered into a Share Purchase Agreement with NewStem and other related parties to provide aggregate funding of up to $4,000,000 to NewStem. This funding was to be provided through the sale of up to 50,000 common shares of NewStem to the Company representing 33% of New Stem’s outstanding shares. In 2018, the Company purchased 25,000 shares of NewStem for $2,000,000 acquiring an ownership interest of 20%. The Company made additional investments in 2019 and 2020 purchasing 12,500 shares each year for a $1,000,000 investment each year. NewStem sold and issued shares to third party investors in 2021 and 2022 resulting in the Company recognizing a gain on dilution of equity method investment. These transactions resulted in the Company having an ownership interest of 30.58% as of March 31, 2023 and December 31, 2022.

The Company accounts for its investment in NewStem under the equity method. At March 31, 2023 and December 31, 2022, the carrying value of the investment in NewStem exceeded the underlying net assets of NewStem by $1,985,695 and $2,090,286, respectively. The excess relates to identified intangible assets including license agreements, specialized work force (goodwill) and two separate projects of in process research and development (“IPR&D”) related to stem cell-based diagnostics and therapeutics for cancer chemotherapies.

The Company assesses its investment in NewStem for impairment on an annual basis.

NewStem is in the development stage and has incurred losses since its inception and has yet to generate any revenues. NewStem will need to obtain additional funds to continue its operations. NewStem management’s plans with regard to these matters include continued development, marketing, and licensing of its products, as well as seeking additional financing arrangements. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient cash from sales of products or financing on terms acceptable to the Company. NewStem obtained additional funding of approximately $1,450,000 in 2022 through the sale of shares of ordinary stock.

The following table represents the Company’s investment in NewStem:

	Three Months Ended March 31, 2023	Year Ended December 31, 2022
	(Unaudited)

Investment in NewStem, beginning	$2,090,286	$2,435,155
Allocation of net loss from NewStem, Ltd.	(104,591)	(732,393)
Gain on dilution of equity method investment	-	387,524
Investment in NewStem, ending	$1,985,695	$2,090,286

The results of operations of the Company’s investment in NewStem is summarized below (unaudited):

	Three Months Ended March 31,
	2023	2022
Condensed income statement information:
Net revenues	$95,000	$-
Gross margin	$84,000	$-
Net loss	$(342,000)	$(1,228,000)
Company’s allocation of net loss from NewStem, Ltd.	$(104,591)	$(386,903)

The financial position of the Company’s investment in NewStem is summarized below:

	Three Months Ended March 31, 2023	Year Ended December 31, 2022
	(Unaudited)

Condensed balance sheet information:
Current assets	$679,000	$911,000
Non-current assets	$19,000	$23,000
Current liabilities	$122,000	$97,000
Non-current liabilities	$124,000	$121,000

Investment in NetCo

NovelStem owns a 50% interest in NetCo, a joint venture that owns the Net Force publishing franchise. The Company accounts for its investment in NetCo under the equity method and recognizes nominal royalties from this arrangement. The Company assesses its investment in NetCo for impairment on an annual basis.

The following table represents the Company’s investment in NetCo:

	Three Months Ended March 31, 2023	Year Ended December 31, 2022
	(Unaudited)

Investment in NetCo, beginning	$137,011	$137,011
Allocation of net income from Netco	7,875	12,591
Distribution from NetCo	(7,875)	(12,591)
Investment in NetCo, ending	$137,011	$137,011

The results of operations of the Company’s investment in NetCo is summarized below (unaudited):

	Three Months Ended March 31,
	2023	2022
Condensed income statement information:
Net sales	$15,750	$-
Gross margin	$15,750	$-
Net income	$15,750	$-
Company’s allocation of net income from NetCo	$7,875	$-

The financial position of the Company’s investment in NetCo is summarized below:

	Three Months Ended March 31, 2023	Year Ended December 31, 2022
	(Unaudited)
Condensed balance sheet information:
Current assets	$13,475	$13,475
Non-current assets	$272,799	$272,799
Current liabilities	$12,252	$12,252
Non-current liabilities	$-	$-

NOTE 4—NOTES PAYABLE RELATED PARTIES

On April 12, 2021, the Company entered into a promissory note (the “Note”) with a related party (individual) for $100,000. The Note accrued interest at 8% per annum and matured on April 12, 2022. The proceeds of this Note were used to pay operating expenses of the Company. Interest expense related to this Note was $1,198 for the three months ended March 31, 2022. The Note and accrued interest of $6,752 were paid in full on February 16, 2022.

In May 2022, the Company entered into long-term notes payable in the form of finance agreements (the “Agreements”) with two individuals who are related parties, which were amended in July 2022, to borrow up to $600,000 for working capital needs. One of the individuals is a director and shareholder, the other is our Executive Chairman who is also a shareholder. These agreements provide for funding through January 31, 2024, provide for interest at a rate of 8% per annum through November 11, 2022, at which time the interest rate increased to 10% per annum for subsequent advances. The Agreements mature the earlier of January 31, 2024 or twenty months from the date of the first funded amount (May 2022) unless the shareholders agree to extend the due date at that time. The Company received advances of $342,000 and $280,000, respectively, pursuant to this agreement through March 31, 2023 and December 31, 2022. Interest expense related to the agreements was $7,079 and $8,450, respectively, for the three months ended March 31, 2023 and the year ended December 31, 2022. Pursuant to the Agreements, accrued interest is added to the note balances.

NOTE 5—EQUITY

(a) General

At March 31, 2023 and December 31, 2022, the Company had issued and outstanding 46,881,475 shares of its common stock, par value $0.01 per share. Holders of outstanding common stock are entitled to receive dividends when, as and if declared by the Board and to share ratably in the assets of the Company legally available for distribution in the event of a liquidation, dissolution or winding up of the Company.

(b) Summary Employee Option Information

The Company’s stock option plan provides for the grant to officers, directors, third party contractors and other future key employees of options to purchase shares of common stock. The purchase price may be paid in cash or, if the option is “in-the-money”, it is automatically exercised “net”. In a net exercise of an option, the Company does not require a payment of the exercise price of the option from the optionee but reduces the number of shares of common stock issued upon the exercise of the option by the smallest number of whole shares that has an aggregate fair market value equal to or in excess of the aggregate exercise price for the option shares covered by the option exercised. Each option is exercisable to one share of the Company’s common stock. Most options expire within six years from the date of the grant and generally vest on the first anniversary date of their issuance. Pursuant to the Equity Incentive Plan the Company’s board of directors approved on November 12, 2018, an aggregate of 5,760,000 options have been issued to directors and investor relations professionals.

The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the respective periods (all in weighted averages):

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	3.5%	1.5%
Expected term of options, in years	4.0	3.9
Expected annual volatility	191.1%	185.8%
Expected dividend yield	0%	0%
Determined weighted average grant date fair value per option	$0.19	$0.27

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

(c) Summary Option Information

A summary of the Company’s option plans for the three months ended March 31, 2023, is presented below (unaudited):

	Number	Weighted
	of	Average
	Options	Exercise
	(in shares)	Price
Outstanding, December 31, 2022	5,400,000	$0.14
Granted	360,000	0.20
Outstanding, March 31, 2023	5,760,000	$0.14
Exercisable, March 31, 2023	5,400,000	$0.14

Stock-based compensation expense was approximately $15,000 and $49,000 in the three months ended March 31, 2023 and 2022, respectively.

The total compensation cost related to non-vested awards not yet recognized was approximately $67,000 as of March 31, 2023. As of March 31, 2023, 360,000 options were unvested. These options vest one year from their grant date which is March 2024.

(d) Warrants

The Company has issued warrants at exercise prices equal to or greater than the market value of the Company’s common stock at the date of issuance. A summary of warrant activity follows (unaudited):

	Number of	Weighted
	shares	Average
	underlying	Exercise
	warrants	Price
Outstanding, December 31, 2022	3,000,000	$0.12
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding, March 31, 2023	3,000,000	$0.12

The warrants outstanding at March 31, 2023 have a weighted average remaining contractual life of approximately three months.

NOTE 6—INCOME TAXES

The Company’s income tax provision differs from the expense that would result from applying statutory rates to income (loss) before taxes. A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows (unaudited):

	Three Months Ended March 31,
	2023	2022
Computed tax at the federal statutory rate of 21%	$(56,452)	$(45,668)
State income taxes, net of federal income tax benefit	(11,680)	(9,449)
Change in federal valuation allowance	87,972	117,021
Foreign rate differential	(19,840)	(61,904)
Total provision for income tax	$-	$-

NOTE 7—COMMITMENTS AND CONTINGENCIES

The Company is the claimant in an arbitration proceeding against their 50% partner in NetCo. The Company initiated the arbitration proceeding in an effort to maximize the total potential value to be derived from fully utilizing the NetCo intellectual property across publishing, entertainment, digital media, merchandising and other ancillary markets. Arbitration hearings were held at the end of July 2022. Arbitration proceedings for the joint owners of NetCo concluded during 2022 with final briefs being filed in January 2023. In a hearing on May 9, 2023, the arbitrator ordered all parties to submit additional briefings by May 30, 2023. At this time, the arbitrator indicated that a decision will be rendered within 30 days of receiving these final briefs.

NOTE 8—LITIGATION FUNDING AGREEMENT

On February 11, 2022, the Company entered into a nonrecourse litigation funding agreement (the “Agreement”) with Omni Bridgeway (Fund 4) Invt. 3 L.P. (“Omni”) related to an ongoing arbitration proceeding disclosed in Note 7. The Agreement provides for Omni to fund all costs related to the arbitration up to $1,000,000 in exchange for an assignment of a certain portion of rights to and interest in claims related to this arbitration. The agreement provides for specific calculations of the portion of any claims collected to be received by Omni with the remainder collectible by the Company. During the three months ended March 31, 2022, the Company received $310,000 pursuant to this agreement for the reimbursement of legal costs and working capital expenditures, including previously incurred general and administrative costs.

NOTE 9—SUBSEQUENT EVENTS

As disclosed in Note 1, on May 5, 2023 the Company entered into a financing agreement with a shareholder to borrow $300,000 consisting of advances of $150,000 in May 2023 and $150,000 in October 2023. This agreement bears no interest and matures May 5, 2025. In relation to the agreement, the Company has guaranteed that the shareholder’s separate equity investment in NewStem will have a minimum value of $650,000 at maturity of the agreement.

Subsequent to the date on these financial statements, on May 11, 2023, the Company’s board of directors approved the amendment of outstanding warrant agreements to extend the expiration date from June 28, 2023 to June 28, 2025.

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

Overview

We are a development stage company and reported net losses of approximately $269,000 and $217,000 for the three months ended March 31, 2023 and 2022, respectively. We had current assets of approximately $80,000 and current liabilities of $524,000 as of March 31, 2023. As of December 31, 2022, our current assets and current liabilities were approximately $59,000 and $65,000, respectively. We have prepared our financial statements for the three months ended March 31, 2023 assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon NewStem’s ability to successfully develop and commercialize its products, improving our profitability and the continuing financial support from our shareholders as well as. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions, large alternative minimum tax refunds, and related party debt.

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

	Three Months Ended March 31,
	2023	2022	Change
Operating expenses:
G&A expenses	$164,792	$138,956	$25,836
Contra expenses - legal fees	-	(310,000)	310,000
Total operating expenses	164,792	(171,044)	335,836
Loss from operations	(164,792)	171,044	335,836
Interest expense	7,313	1,605	5,708
Net loss before equity in net loss of equity method investees	(172,105)	169,439	(341,544)
Equity in net loss of equity method investees	(96,716)	(386,903)	290,187
Net loss	$(268,821)	$(217,464)	$(51,357)

We are a holding company whose primary assets are our ownership of equity interests in NewStem and NetCo. We conduct no other business and as a result, we have no revenue or cost of revenue.

The Company incurs G&A expenses primarily related to professional fees and insurance. We incurred G&A expenses of approximately $165,000 and $139,000 for the three months ended March 31, 2023 and 2022, respectively. Specifically, professional fees increased by approximately $60,000 in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Our increase in G&A expenses relates primarily to professional fees incurred in the audit of our financial statements for the year ended December 31, 2022 and, in the preparation, and filing of our initial Form 10Q filed for the quarter ended September 30, 2022.

Stock compensation expense, included in G&A expenses, decreased by approximately $34,000 in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 due to a smaller number of options awarded in the current period as compared to the prior period.

During the three months ended March 31, 2022 we recorded a contra expense of $310,000 which is comprised of funds from a litigation funding agreement. This agreement was signed during the first quarter of 2022 with Omni Bridgeway to fund our arbitration against our 50% joint venture partner, C.P. Group. This is a nonrecourse agreement and the Company has no obligation to repay any funds received under the agreement. In the event of a favorable outcome, Omni Bridgeway would recover disbursed funding as part of their investment return.

As part of that funding arrangement, Omni Bridgeway agreed to reimburse NovelStem $310,000 which was comprised of $140,000 for reimbursement of previously incurred legal expenses and $170,000 for working capital needs including previously incurred general and administrative costs. There was no contra expense in the three months ended March 31, 2023.

The Company has recorded no income tax expense as we have incurred operating losses and all deferred tax assets are fully offset by an income tax valuation allowance.

We reported net losses from equity method investees in all periods presented. The net losses reported for the three months ended March 31, 2023 included net income of $7,875 from NetCo which was offset by net loss of $104,591 from NewStem. The net losses reported for the three months ended March 31, 2022 were fully comprised of net losses from NewStem.

Liquidity and Capital Resources

We have never paid dividends on our common stock. Our present policy is to apply cash to investments in product development at NewStem, acquisitions or expansion; consequently, we do not expect to pay dividends on common stock in the foreseeable future.

We expect to continue to incur greater expenses in the near future as we expand our business or enter into strategic partnerships. We expect our G&A expenses to remain consistent in the near term as we have expanded our finance and administrative staff and incurred additional costs related to being a reporting act company, including directors’ and officers’ insurance and increased professional fees, which should all now be normalized for our current operations.

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

In May 2022, the Company entered into an agreement with Jan Loeb, our Executive Chairman and Jerry Wolasky, a member of the Board, which was amended in July 2022, to borrow up to an aggregate of $600,000 for working capital needs. This agreement provides for funding through January 31, 2024, provides for interest at a rate of 8% per annum, increased to 10% per annum for advances subsequent to November 11, 2022, and matures the earlier of January 31, 2024 or twenty months from the date of the first funded amount unless the lenders agree to extend the due date at that time. As of the date of this Form 10-Q, the Company has drawn $350,000 pursuant to the aforementioned agreement.

On May 5, 2023 the Company entered into a financing agreement with a shareholder to borrow $300,000 consisting of advances of $150,000 in May 2023 and $150,000 in October 2023. This agreement bears no interest and matures May 5, 2025.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. We have re-evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of March 31, 2023 and we concluded there was a material weakness in the design of our internal control over financial reporting.

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

Arbitration proceedings for the joint owners of NetCo concluded during 2022 with final briefs being filed in January 2023. On May 10, 2023, the arbitrator ordered a final briefing from all parties to be filed by May 30, 2023. At this time, the arbitrator indicated that a decision will be rendered within 30 days of the filing of these final briefings.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

#31.1	Certification of Principal Executive Officer and Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#32.1	Certification of Principal Executive Officer and Executive Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
#33.1	Condensed Financial Statements of NewStem Ltd. as of and for the nine months ended March 31, 2023

#101.1 The following financial statements from NovelStem International Corp.’s Form 10-Q for the quarter ended March 31, 2023, filed on May 12, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Changes in Shareholders’ Equity, (iv) Condensed Statements of Cash Flows and (v) Notes to Condensed Financial Statements, tagged as blocks of text.

104 Cover Page Interactive Data File (embedded within the Inline XBRL document).

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVELSTEM INTERNATIONAL CORP.

Date: May 12, 2023	By:	/s/ Jan Loeb
	Name:	Jan Loeb
	Title:	Executive Chairman

