Form 10-Q
period 2023-06-30
NovelStem International Corp.
filed 2023-08-14
CIK 912544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number: 001-14322

NOVELSTEM INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

Florida	65-0385686
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2255 Glades Road, Suite 221A, Boca Raton, FL	33431
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(410) 598-9024

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2023
Common Stock, $0.01 par value per share	46,881,475

NOVELSTEM INTERNATIONAL CORP.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended June 30, 2023

PART I

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOVELSTEM INTERNATIONAL CORP.

CONDENSED BALANCE SHEETS

	As of
	June 30,	December 31,
	2023	2022
	(Unaudited)

ASSETS
Current assets:
Cash	$34,325	$6,346
Accounts receivable, administrative fees	-	12,000
Prepaid expenses	26,067	40,561
Total current assets	60,392	58,907
Investment in Netco Partners	137,011	137,011
Investment in NewStem Ltd	1,905,264	2,090,286
Total assets	$2,102,667	$2,286,204

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$17,098	$21,203
Current portion of long-term notes payable	962,464	-
Accrued expenses	92,650	43,673
Total current liabilities	1,072,212	64,876
Long-term liabilities:
Long-term notes payable, including accrued interest, net	1,761,004	288,450
Derivative liability, guarantee	204,795	-
Total long-term liabilities	1,965,799	288,450
Total liabilities	3,038,011	353,326
Commitments and contingencies (see Note 7)
Shareholders’ (deficit) equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 50,316,672 shares issued, and 46,881,475 shares outstanding as of June 30, 2023 and December 31, 2022	468,815	468,815
Additional paid-in capital	290,879,686	290,604,327
Accumulated deficit	(292,084,091)	(288,940,510)
Treasury stock, at cost, 3,435,197 shares as of June 30, 2023 and December 31, 2022	(199,754)	(199,754)
Total shareholders’ (deficit) equity	(935,344)	1,932,878
Total liabilities and shareholders’ equity (deficit)	$2,102,667	$2,286,204

The accompanying notes are an integral part of these condensed financial statements.

NOVELSTEM INTERNATIONAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Operating expenses:
General and administrative expenses	$551,153	$368,531	$386,361	$229,575
Litigation expenses (contra expenses) (Note 7)	2,332,663	(310,000)	2,332,663	-
Total operating expenses	2,883,816	58,531	2,719,024	229,575
Loss from operations	(2,883,816)	(58,531)	(2,719,024)	(229,575)
Other expenses:
Loss on derivative instrument	54,795	-	54,795	-
Interest expense	27,823	2,012	20,510	407
Total other expenses	82,618	2,012	75,305	407
Loss before income taxes	(2,966,434)	(60,543)	(2,794,329)	(229,982)
Provision for income tax	-	-	-	-
Loss before equity in net income of equity method investees	(2,966,434)	(60,543)	(2,794,329)	(229,982)
Equity in net loss of equity method investees	(177,147)	(326,256)	(80,431)	60,647
Net loss	$(3,143,581)	$(386,799)	$(2,874,760)	$(169,335)

Basic and diluted net loss per share:
Net loss per share - basic and diluted	$(0.07)	$(0.01)	$(0.06)	$-
Weighted average number of shares outstanding - basic and diluted	46,881,475	46,881,475	46,881,475	46,881,475

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOVELSTEM INTERNATIONAL CORP.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Number of	Common	Additional Paid-In	Accumulated	Number of Treasury	Treasury	Total Shareholders’ Equity
	Shares	Stock	Capital	Deficit	Shares	Stock	(Deficit)

Balance, January 1, 2023	46,881,475	$468,815	$290,604,327	$(288,940,510)	3,435,197	$(199,754)	$1,932,878
Net loss	-	-	-	(268,821)	-	-	(268,821)
Stock option compensation	-	-	15,077	-	-	-	15,077

Balance, March 31, 2023	46,881,475	$468,815	$290,619,404	$(289,209,331)	3,435,197	$(199,754)	$1,679,134
Net loss	-	-	-	(2,874,760)	-	-	(2,874,760)
Stock option compensation	-	-	260,282	-	-	-	260,282

Balance, June 30, 2023	46,881,475	$468,815	$290,879,686	$(292,084,091)	3,435,197	$(199,754)	$(935,344)

			Additional		Number of		Total
	Number of	Common	Paid-In	Accumulated	Treasury	Treasury	Shareholders’
	Shares	Stock	Capital	Deficit	Shares	Stock	Equity

Balance, January 1, 2022	46,881,475	$468,815	$290,321,665	$(288,174,780)	3,435,197	$(199,754)	$2,415,946
Net loss	-	-	-	(217,464)	-	-	(217,464)
Stock option compensation	-	-	49,011	-	-	-	49,011

Balance, March 31, 2022	46,881,475	$468,815	$290,370,676	$(288,392,244)	3,435,197	$(199,754)	$2,247,493
Net loss	-	-	-	(169,335)	-	-	(169,335)
Stock option compensation	-	-	74,333	-	-	-	74,333

Balance, June 30, 2022	46,881,475	$468,815	$290,445,009	$(288,561,579)	3,435,197	$(199,754)	$2,152,491

The accompanying notes are an integral part of these condensed financial statements.

NOVELSTEM INTERNATIONAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(3,143,581)	$(386,799)
Equity in loss of equity method investees	177,147	326,256
Distribution from NetCo Partners	7,875	-
Accretion of discount on note payable	11,507	-
Loss on derivative instrument	54,795	-
Legal fees and litigation funding fees funded by litigation funding agreement	2,332,663	-
Accrued interest added to long-term note payable	15,848	-
Stock-based compensation	275,359	123,344
Change in operating assets and liabilities:
Accounts receivable, administrative fees	12,000	-
Prepaid expenses	14,494	(1,173)
Accounts payable	(4,105)	(40,397)
Accrued expenses	48,977	49,248
Net cash (used in) provided by operating activities	(197,021)	70,479

Cash flows from financing activities:
Repayment of short term note payable	-	(100,000)
Proceeds from long term notes payable	225,000	100,000
Net cash from financing activities	225,000	-

Net change in cash	27,979	70,479
Cash at the beginning of the period	6,346	8,666
Cash at the end of the period	$34,325	$79,145

Supplemental cash flow information:
Cash paid during the period for:
Interest	$468	$7,764

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

Going Concern, Liquidity and Management’s Plans

Management believes the accompanying condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. Since inception, the Company has accumulated a deficit of approximately $292,000,000. The accumulated deficit of the Company subsequent to its business focus shift and name change in September 2018 is approximately $5,400,000 which is comprised primarily of allocated losses from equity method investments and general and administrative costs incurred by the Company.

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

The Company has in place a financing agreement with related parties to borrow up to $600,000 for working capital needs (see Note 4). Additionally, in May 2023, the Company entered into a financing agreement with a shareholder to borrow $300,000 consisting of advances of $150,000 in May 2023 and $150,000 in October 2023 (see Note 9). Following this financing, the Company believes that its cash resources are sufficient for the operations of the Company until April 2024.

In view of the matters described above, the Company’s ability to meet financing requirements is dependent upon the ability to complete additional fundraising or obtain additional financing, and/or monetize its investment in NetCo, along with NewStem continuing as a going concern. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period.

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

The following data represents the amounts used in computing earnings per share and the effect on loss and the weighted average number of shares of dilutive potential common stock (unaudited):

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
Net loss available to common shareholders	$(3,143,581)	$(386,799)	$(2,874,760)		$(169,335)

Weighted average shares outstanding:
-Basic	46,881,475	46,881,475	46,881,475		46,881,475
Add: Warrants	-	-	-		-
Add: Stock options	-	-	-		-
-Diluted	46,881,475	46,881,475	46,881,475		46,881,475

Basic and diluted net loss per share	$(0.07)	$(0.01)	$(0.06)	$	(-)

Warrants and stock options excluded from the above calculations are as follows:

	Six Months Ended June 30,		Three Months Ended March 31,
	2023	2022	2023	2022
Warrants	3,000,000	3,000,000	3,000,000	3,000,000
Stock options	5,760,000	5,400,000	5,760,000	5,400,000

NOTE 3—EQUITY METHOD INVESTMENTS

Investment in NewStem

In 2018, the Company entered into a Share Purchase Agreement with NewStem and other related parties to provide aggregate funding of up to $4,000,000 to NewStem. This funding was to be provided through the sale of up to 50,000 common shares of NewStem to the Company representing 33% of New Stem’s outstanding shares. In 2018, the Company purchased 25,000 shares of NewStem for $2,000,000 acquiring an ownership interest of 20%. The Company made additional investments in 2019 and 2020 purchasing 12,500 shares each year for a $1,000,000 investment each year. NewStem sold and issued shares to third party investors in 2021 and 2022 resulting in the Company recognizing a gain on dilution of equity method investment. These transactions resulted in the Company having an ownership interest of 30.58% as of June 30, 2023 and December 31, 2022.

The Company accounts for its investment in NewStem under the equity method. At June 30, 2023 and December 31, 2022, the carrying value of the investment in NewStem exceeded the underlying net assets of NewStem by $1,905,264 and $2,090,286, respectively. The excess relates to identified intangible assets including license agreements, specialized work force (goodwill) and two separate projects of in process research and development (“IPR&D”) related to stem cell-based diagnostics and therapeutics for cancer chemotherapies.

NewStem is in the development stage and has incurred losses since its inception and has yet to generate revenues sufficient to support operations. NewStem will need to obtain additional funds to continue its operations. NewStem management’s plans with regard to these matters include continued development, marketing, and licensing of its products, as well as seeking additional financing arrangements. Although NewStem’s management continues to pursue these plans, there is no assurance that the NewStem will be successful in obtaining sufficient cash from sales of products or financing on terms acceptable to NewStem’s management. NewStem obtained additional funding of approximately $1,450,000 in 2022 through the sale of shares of ordinary stock.

The following table represents the Company’s investment in NewStem:

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
	(Unaudited)
Investment in NewStem, beginning	$2,090,286	$2,435,155
Allocation of net loss from NewStem, Ltd.	(185,022)	(732,393)
Gain on dilution of equity method investment	-	387,524
Investment in NewStem, ending	$1,905,264	$2,090,286

The results of operations of the Company’s investment in NewStem is summarized below (unaudited):

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
Condensed income statement information:
Net revenues	$95,000	$-	$95,000	$-
Gross margin	$84,000	$-	$84,000	$-
Net loss	$(605,000)	$(1,659,000)	$(342,000)	$(431,000)
Company’s allocation of net loss from NewStem, Ltd.	$(185,022)	$(326,256)	$(80,431)	$(60,647)

The financial position of the Company’s investment in NewStem is summarized below:

	As of
	June 30,	December 31,
	2023	2022
	(Unaudited)
Condensed balance sheet information:
Current assets	$444,000	$911,000
Non-current assets	$15,000	$23,000
Current liabilities	$76,000	$97,000
Non-current liabilities	$126,000	$121,000

Investment in NetCo

NovelStem owns a 50% interest in NetCo, a joint venture that owns the Net Force publishing franchise. The Company accounts for its investment in NetCo under the equity method and recognizes nominal royalties from this arrangement. The Company assesses its investment in NetCo for impairment on an annual basis.

The following table represents the Company’s investment in NetCo:

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
	(Unaudited)
Investment in NetCo, beginning	$137,011	$137,011
Allocation of net income from NetCo	7,875	12,591
Distribution from NetCo	(7,875)	(12,591)
Investment in NetCo, ending	$137,011	$137,011

The results of operations of the Company’s investment in NetCo is summarized below (unaudited):

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
Condensed income statement information:
Net sales	$15,750	$-	$-	$-
Gross margin	$15,750	$-	$-	$-
Net income	$15,750	$-	$-	$-
Company’s allocation of net income from NetCo	$7,875	$-	$-	$-

The financial position of the Company’s investment in NetCo is summarized below:

	As of
	June 30,	December 31,
	2023	2022
	(Unaudited)
Condensed balance sheet information:
Current assets	$4,197	$13,475
Non-current assets	$272,799	$272,799
Current liabilities	$2,974	$12,252
Non-current liabilities	$-	$-

NOTE 4—NOTES PAYABLE

Notes payable are summarized as follows:

	As of
	June 30,	December 31,
	2023	2022
	(Unaudited)
Notes payable related parties:
Notes payable director and Executive Chairman	$355,000	$280,000
Accrued interest added to note balance	24,298	8,450
Total notes payable director and Executive Chairman	379,298	288,450
Note payable shareholder, principal amount	150,000	-
Less unamortized discount	(138,493)	-
Total note payable shareholder	11,507	-
Note payable, litigation funding agreement:
Note payable Omni Bridgeway (Fund 4) Invt. 3 L.P.	2,332,663	-
Total notes payable	2,723,468	288,450
Less current portion	(962,464)	-
Long-term notes payable	$1,761,004	$288,450

Notes Payable Related Parties

On April 12, 2021, the Company entered into a promissory note (the “Note”) with a related party (individual) for $100,000. The Note accrued interest at 8% per annum and matured on April 12, 2022. The proceeds of this Note were used to pay operating expenses of the Company. Interest expense related to this Note was $1,198 for the six months ended June 30, 2022. The Note and accrued interest of $6,752 were paid in full on February 16, 2022.

In May 2022, the Company entered into long-term notes payable in the form of finance agreements (the “Agreements”) with two individuals who are related parties, which were amended in July 2022, to borrow up to $600,000 for working capital needs. One of the individuals is a director and shareholder, the other is our Executive Chairman who is also a shareholder. These agreements provide for funding through January 31, 2024, provide for interest at a rate of 8% per annum through November 11, 2022, at which time the interest rate increased to 10% per annum for subsequent advances. The Agreements mature the earlier of January 31, 2024 or twenty months from the date of the first funded amount (May 2022) unless the shareholders agree to extend the due date at that time. The Company received advances of $355,000 and $280,000, respectively, pursuant to this agreement through June 30, 2023 and December 31, 2022. Interest expense related to the agreements was $15,847 and $8,768, respectively, for the six and three months ended June 30, 2023. Pursuant to the Agreements, accrued interest is added to the note balances.

On May 5, 2023, the Company entered into a long term note payable with a shareholder for $300,000 in financing to be funded $150,000 at inception and $150,000 no later than October 5, 2023. This note bears interest at zero percent (0%) and matures on May 5, 2025. The note includes a guarantee which has been identified as an embedded derivative with a fair value of a liability of $204,795 at June 30, 2023 which is reported separately on the condensed balance sheet. The fair value of the note exceeds the proceeds, and the note has been discounted at inception so that the net liability is the fair value of the derivative. Accretion of the note discount of $11,507 has been reflected as part of interest expense in the condensed statements of operations for the six and three months ended June 30, 2023.

Note Payable, Litigation Funding Agreement

On February 11, 2022, the Company entered into a nonrecourse litigation funding agreement (the “Agreement”) with Omni Bridgeway (Fund 4) Invt. 3 L.P. (“Omni”) related to an arbitration proceeding disclosed in Note 7. The Agreement provides for Omni to fund all costs related to the arbitration up to $1,000,000 in exchange for an assignment of a certain portion of rights to and interest in claims related to this arbitration. The agreement provides for specific calculations of the portion of any claims collected to be received by Omni with the remainder collectible by the Company. Additionally, the agreement provides for repayment of funded costs pursuant to the same multiple calculations in the event of a favorable outcome that does not include the collection of claims. During the six months ended June 30, 2022, the Company received $310,000 pursuant to this agreement for the reimbursement of legal costs and working capital expenditures, including previously incurred general and administrative costs.

During July 2023, the arbitration was settled with a favorable outcome for the Company. As a result of the favorable ruling disclosed in Note 7, the liability became probable and reasonably estimable, and the Company has recorded the full liability due to Omni as of June 30, 2023. This liability consists of expenses funded by Omni of $933,065, including $310,000 advanced for working capital, and related fees or investment return to Omni calculated as contractual multiples of funding totaling $1,399,598 as of June 30, 2023 for a total liability of $2,333,663. An additional fee or investment return of $466,533 is due to Omni effective August 11, 2023 as payment of the liability was not made by that date. This agreement bears interest at 5% per annum beginning January 2024 and is payable in four quarterly installments beginning April 4, 2024.

NOTE 5—EQUITY (DEFICIT)

(a) General

At June 30, 2023 and December 31, 2022, the Company had issued and outstanding 46,881,475 shares of its common stock, par value $0.01 per share. Holders of outstanding common stock are entitled to receive dividends when, as and if declared by the Board and to share ratably in the assets of the Company legally available for distribution in the event of a liquidation, dissolution or winding up of the Company.

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

	Six Months Ended June 30,
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

(c) Summary Option Information

A summary of the Company’s option plans for the six months ended June 30, 2023, is presented below (unaudited):

	Number	Weighted
	of	Average
	Options	Exercise
	(in shares)	Price
Outstanding, December 31, 2022	5,400,000	$0.14
Granted	360,000	0.20
Outstanding, June 30, 2023	5,760,000	$0.14
Exercisable, June 30, 2023	5,400,000	$0.14

Stock-based compensation expense related to stock options was approximately $32,000 and $15,000 in the six months and three months ended June 30, 2023, respectively. Stock-based compensation expense related to stock options was approximately $123,000 and $74,000 for the six months and three months ended June 30, 2022, respectively.

The total compensation cost related to non-vested awards not yet recognized was approximately $50,000 as of June 30, 2023. As of June 30, 2023, 360,000 options were unvested. These options vest one year from their grant date which is March 2024.

(d) Warrants

The Company has issued warrants at exercise prices equal to or greater than the market value of the Company’s common stock at the date of issuance. A summary of warrant activity follows (unaudited):

	Number of	Weighted
	shares	Average
	underlying	Exercise
	warrants	Price
Outstanding, December 31, 2022	3,000,000	$0.12
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding, June 30, 2023	3,000,000	$0.12

The warrant agreements were amended on May 12, 2023 to extend the expiration date to June 28, 2025. The warrants outstanding at June 30, 2023 have a weighted average remaining contractual life of approximately two years. The Company recognized $243,000 in stock-based compensation expense related to the increase in fair value of warrants pursuant to the modification of the warrant term during the six and three months ended June 30, 2023.

NOTE 6—INCOME TAXES

The Company’s income tax provision differs from the expense that would result from applying statutory rates to income (loss) before taxes. A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows (unaudited):

	Six Months Ended June 30,
	2023	2022
Computed tax at the federal statutory rate of 21%	$(609,122)	$(81,073)
State income taxes, net of federal income tax benefit	(126,030)	(16,774)
Change in federal valuation allowance	764,756	149,930
Foreign rate differential	(29,604)	(52,083)
Total provision for income tax	$-	$-

	Three Months Ended June 30,
	2023	2022
Computed tax at the federal statutory rate of 21%	$(56,452)	$(76,345)
State income taxes, net of federal income tax benefit	(11,680)	(15,796)
Change in federal valuation allowance	87,972	154,045
Foreign rate differential	(19,840)	(61,904)
Total provision for income tax	$-	$-

NOTE 7—COMMITMENTS AND CONTINGENCIES

The Company was the claimant in an arbitration proceeding against their 50% partner in NetCo. The Company initiated the arbitration proceeding in an effort to maximize the total potential value to be derived from fully utilizing the NetCo intellectual property across publishing, entertainment, digital media, merchandising and other ancillary markets. Arbitration hearings were held at the end of July 2022. Arbitration proceedings for the joint owners of NetCo concluded during 2022 and the arbitrator rendered a decision in July 2023. The Arbitrator ruled in the Company’s favor on two key issues of the arbitration.

The Arbitrator ruled in NovelStem’s favor on the issue of contract interpretation of the Netco Partners JV Agreement. The Arbitrator also found that the Company’s joint venture partner failed to use “reasonable, good faith efforts” to license and exploit the Net Force concept, in breach of its contractual obligations under the Netco Partners’ Joint Venture Agreement. The Arbitrator confirmed NovelStem’s contractual right to use Tom Clancy’s name as a possessory credit in the Net Force title (Tom Clancy’s Net Force).

As a result of this ruling, the costs related to the litigation funding agreement disclosed in Note 4 were recognized. Total costs related to the litigation and the related litigation funding agreement of $2,332,663, including a reversal of the prior period contra expenses, were recorded in June 2023 and were separately stated in the condensed statement of operations (unaudited).

NOTE 8—SUBSEQUENT EVENTS

As disclosed in Note 4 and Note 7, in July 2023 the Company’s arbitration proceedings were settled with a favorable outcome. Additional costs of $466,533 related to the litigation funding agreement were incurred on August 11, 2023.

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

Overview

We are a development stage company and reported net losses of approximately $3,144,000 and $387,000 for the six months ended June 30, 2023 and 2022 and approximately $2,875,000 and $169,000 for the three months ended June 30, 2023 and 2022, respectively. We had current assets of approximately $60,000 and current liabilities of $1,072,000 as of June 30, 2023. As of December 31, 2022, our current assets and current liabilities were approximately $59,000 and $65,000, respectively.

We have prepared our financial statements for the six and three months ended June 30, 2023 assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon NewStem’s ability to successfully develop and commercialize its products, improving our profitability and the continuing financial support from our shareholders as well as our ability to utilize the NetCo intellectual property. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions, large alternative minimum tax refunds, litigation funding and related party debt. We believe that our current financing resources are sufficient for the operations of the Company until April 2024.

In view of the matters described above, the Company’s ability to meet financing requirements is dependent upon the ability to complete additional fundraising or obtain additional financing, and/or monetize its investment in NetCo, along with NewStem continuing as a going concern. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

	Six Months Ended June 30,			Three Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Operating expenses:
G&A expenses	$551,153	$368,531	$182,622	$386,361	$229,575	$156,786
Litigation expenses (contra expenses)	2,332,663	(310,000)	2,642,663	2,332,663	-	2,332,663
Total operating expenses	2,883,816	58,531	2,825,285	2,719,024	229,575	2,489,449
Loss from operations	(2,883,816)	(58,531)	2,825,285	(2,719,024)	(229,575)	2,489,449
Other expenses:
Loss on derivative instrument	54,795	-	54,795	54,795	-	54,795
Interest expense	27,823	2,012	25,811	20,510	407	20,103
Total other expenses	82,618	2,012	80,606	75,305	407	74,898
Net loss before equity in net
loss of equity method investees	(2,966,434)	(60,543)	(2,905,891)	(2,794,329)	(229,982)	(2,564,347)
Equity in net loss of equity method investees	(177,147)	(326,256)	149,101	(80,431)	(60,647)	(141,078)
Net loss	$(3,143,581)	$(386,799)	$(2,756,782)	$(2,874,760)	$(169,335)	$(2,705,425)

We are a holding company whose primary assets are our ownership of equity interests in NewStem and NetCo. We conduct no other business and as a result, we have no revenue or cost of revenue.

The Company incurs G&A expenses primarily related to professional fees and insurance. We incurred G&A expenses of approximately $551,000 and $369,000 for the six months ended June 30, 2023 and 2022, respectively. Specifically, the increase of approximately $183,000 is comprised of a reduction of nonrecurring professional fees related to the filing of our Form 10 in 2022 of approximately $60,000 combined with an increase in stock compensation expense related to a modification of our outstanding warrants as described below.

We incurred G&A expenses of approximately $386,000 and $229,000 for the three months ended June 30, 2023 and 2022, respectively. The increase in G&A expenses relates primarily an increase in stock compensation expense offset by a decrease in professional fees incurred in the previous period related to the filing of our Form 10 which are non-recurring. Specifically, professional fees decreased by approximately $86,000 in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Stock compensation expense related to a modification of our outstanding warrants increased as described below, which when combined with the decrease in professional fees, comprises our increase in G&A expenses of approximately $157,000 for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Total stock compensation expense, included in G&A expenses, increased by approximately $152,000 in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 due to a smaller number of options awarded in the current period as compared to the prior period offset by the recognition of $243,000 in stock compensation expense related to the increased value of our outstanding warrants due to the amendment of the agreements to extend the due date by two years.

Total stock compensation expense, included in G&A expenses, increased by approximately $186,000 in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 due to a smaller number of options awarded in the current period as compared to the prior period offset by the recognition of $243,000 in stock compensation expense related to the increased value of our outstanding warrants due to the amendment of the agreements to extend the due date by two years.

We incurred costs related to litigation and the litigation funding agreement involving our arbitration with our NetCo joint venture partner of approximately $2,333,000 for the six and three months ended June 30, 2023. We recognized contra expenses of $310,000 during the three months ended June 30, 2022 in relation to the same litigation and related litigation funding agreement. No related costs were incurred in the three months ended June 30, 2022. Specifically, the increase of approximately $2,643,000 is comprised of legal fees related to our NetCo arbitration including litigation funding fees due to Omni pursuant to the litigation funding agreement combined with the reversal of the contra expenses recognized in the previous period. These expenses and contra expenses were funded by a litigation funding agreement. This agreement was signed during the first quarter of 2022 with Omni Bridgeway to fund our arbitration against our 50% joint venture partner, C.P. Group. This is a nonrecourse agreement, and the Company had no obligation to repay any funds received under the agreement unless the NetCo arbitration resulted in a favorable outcome. These amounts are included in the note payable to Omni which was recorded in June 2023 as a result of the favorable arbitration ruling.

The Company has recorded a loss on derivative instrument of approximately $55,000 for the six and three months ended June 30, 2023 related to a guarantee included in the note payable shareholder entered into in May 2023. No such instrument was in effect in the six and three months ended June 30, 2022.

Interest expense increased by approximately $26,000 in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increases in interest expense are related to increased debt incurred for operations.

The Company has recorded no income tax expense as we have incurred operating losses and all deferred tax assets are fully offset by an income tax valuation allowance.

We reported net losses from equity method investees in all periods presented. The net losses reported for the six months ended June 30, 2023 included income of $7,875 from NetCo which was offset by net loss of $185,022 from NewStem. The net losses reported for the six months ended June 30, 2022 were fully comprised of net losses from NewStem.

The net losses from equity method investees reported for the three months ended June 30, 2023 and 2022 were fully comprised of net losses from NewStem.

Liquidity and Capital Resources

We have not paid dividends on our common stock since our name change and shift in business to biotech in September 2018. Our present policy is to apply cash to investments in product development at NewStem, acquisitions or expansion; consequently, we do not expect to pay dividends on common stock in the foreseeable future.

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

In May 2022, the Company entered into an agreement with Jan Loeb, our Executive Chairman and Jerry Wolasky, a member of the Board, which was amended in July 2022, to borrow up to an aggregate of $600,000 for working capital needs. This agreement provides for funding through January 31, 2024, provides for interest at a rate of 8% per annum, increased to 10% per annum for advances subsequent to November 11, 2022, and matures the earlier of January 31, 2024 or twenty months from the date of the first funded amount unless the lenders agree to extend the due date at that time. As of the date of this Form 10-Q, the Company has drawn $355,000 pursuant to the aforementioned agreement.

On May 5, 2023 the Company entered into a financing agreement with a shareholder to borrow $300,000 consisting of advances of $150,000 in May 2023 and $150,000 in October 2023. This agreement bears no interest and matures May 5, 2025. The agreement includes a guarantee which has been identified as an embedded derivative with a fair value of a liability of $204,795 at June 30, 2023.

In July 2023 the Company received a favorable ruling on our arbitration related to NetCo, as such, the contingent litigation funding note payable became probable and reasonably estimable. A liability of approximately $2,333,000 was recorded for litigation costs funded by the agreement along with fees and investment return to Omni related to the litigation funding agreement (note payable). The ruling did not provide any claim recovery to the Company. This note is payable in four quarterly installments beginning April 2024. Management plans to work to maximize the potential of the NetCo assets based on the favorable arbitration ruling in order to service this debt and future operations.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. We have re-evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of June 30, 2023 and we concluded there was a material weakness in the design of our internal control over financial reporting.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

NetCo owns all rights in all media to the NetForce intellectual property including film, television, and video games. Consistent with our contractual and statutory rights, NovelStem is intent on commercially exploiting the full array of media rights relating to Net Force. We initiated an arbitration proceeding against our 50% partner in Netco, C.P. Group, in an effort to maximize the total potential value to be derived from fully utilizing the Netco intellectual property across video games, streaming, entertainment, digital media, merchandising and other ancillary markets. Arbitration proceedings for the joint owners of NetCo began in July 2022 and a ruling was issued in July 2023. To fund efforts to maximize the value of Netco, NovelStem has secured non-recourse litigation funding.

Arbitration proceedings for the joint owners of NetCo concluded during 2022 with final briefs being filed in January 2023. In July 2023 the Arbitrator ruled in NovelStem’s favor on the issue of contract interpretation of the Netco Partners JV Agreement. The Arbitrator also found that the Company’s joint venture partner failed to use “reasonable, good faith efforts” to license and exploit the Net Force concept, in breach of its contractual obligations under the Netco Partners’ Joint Venture Agreement. The Arbitrator confirmed NovelStem’s contractual right to use Tom Clancy’s name as a possessory credit in the Net Force title (Tom Clancy’s Net Force).

.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

#31.1	Certification of Principal Executive Officer and Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#32.1	Certification of Principal Executive Officer and Executive Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
#33.1	Condensed Financial Statements of NewStem Ltd. as of and for the nine months ended June 30, 2023

#101.1 The following financial statements from NovelStem International Corp.’s Form 10-Q for the quarter ended June 30, 2023, filed on August 14, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Changes in Shareholders’ Equity, (iv) Condensed Statements of Cash Flows and (v) Notes to Condensed Financial Statements, tagged as blocks of text.

104 Cover Page Interactive Data File (embedded within the Inline XBRL document).

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVELSTEM INTERNATIONAL CORP.

Date: August 14, 2023	By:	/s/ Jan Loeb
	Name:	Jan Loeb
	Title:	Executive Chairman

