Form 10-Q
period 2023-09-30
NovelStem International Corp.
filed 2023-11-17
CIK 912544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number: 001-14332

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 17, 2023
Common Stock, $0.01 par value per share	46,881,475

NOVELSTEM INTERNATIONAL CORP.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended September 30, 2023

PART I

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOVELSTEM INTERNATIONAL CORP.

CONDENSED BALANCE SHEETS

	As of
	September 30,	December 31,
	2023	2022
	(Unaudited)

ASSETS
Current assets:
Cash	$6,963	$6,346
Accounts receivable, administrative fees	-	12,000
Prepaid expenses	43,019	40,561
Total current assets	49,982	58,907
Investment in Netco Partners	135,498	137,011
Investment in NewStem Ltd	1,833,396	2,090,286
Total assets	$2,018,876	$2,286,204

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$23,224	$21,203
Current portion of long-term notes payable	1,833,104	-
Accrued expenses	97,200	43,673
Total current liabilities	1,953,528	64,876
Long-term liabilities:
Long-term notes payable, including accrued interest, net	1,430,009	288,450
Derivative liability, guarantee	650,000	-
Total long-term liabilities	2,080,009	288,450
Total liabilities	4,033,537	353,326
Commitments and contingencies (see Note 7)
Shareholders’ (deficit) equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 50,316,672 shares issued, and 46,881,475 shares outstanding as of September 30, 2023 and December 31, 2022	468,815	468,815
Additional paid-in capital	290,896,833	290,604,327
Accumulated deficit	(293,180,555)	(288,940,510)
Treasury stock, at cost, 3,435,197 shares as of September 30, 2023 and December 31, 2022	(199,754)	(199,754)
Total shareholders’ (deficit) equity	(2,014,661)	1,932,878
Total liabilities and shareholders’ equity (deficit)	$2,018,876	$2,286,204

The accompanying notes are an integral part of these condensed financial statements.

NOVELSTEM INTERNATIONAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Administrative fee income	$9,000	$-	$9,000	$-
Operating expenses:
General and administrative expenses	635,360	574,741	84,208	206,210
Litigation expenses (contra expenses) (Note 7)	2,805,884	(310,000)	473,221	-
Total operating expenses	3,441,244	264,741	557,429	206,210
Loss from operations	(3,432,244)	(264,741)	(548,429)	(206,210)
Other expenses:
Loss on derivative instrument	500,000	-	445,205	-
Interest expense	56,274	5,542	28,450	3,530
Total other expenses	556,274	5,542	473,655	3,530
Loss before income taxes	(3,988,518)	(270,283)	(1,022,084)	(209,740)
Provision for income tax	-	-	-	-
Loss before equity in net income of equity method investees	(3,988,518)	(270,283)	(1,022,084)	(209,740)
Equity in net loss of equity method investees	(251,527)	(411,788)	(74,381)	(85,532)
Net loss	$(4,240,045)	$(682,071)	$(1,096,465)	$(295,272)

Basic and diluted net loss per share:
Net loss per share - basic and diluted	$(0.09)	$(0.01)	$(0.02)	$(0.01)
Weighted average number of shares outstanding - basic and diluted	46,881,475	46,881,475	46,881,475	46,881,475

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOVELSTEM INTERNATIONAL CORP.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

			Additional		Number of		Total
	Number of	Common	Paid-In	Accumulated	Treasury	Treasury	Shareholders’
	Shares	Stock	Capital	Deficit	Shares	Stock	Equity

Balance, January 1, 2023	46,881,475	$468,815	$290,604,327	$(288,940,510)	3,435,197	$(199,754)	$1,932,878
Net loss	-	-	-	(268,821)	-	-	(268,821)
Stock option compensation	-	-	15,077	-	-	-	15,077
Balance, March 31, 2023	46,881,475	$468,815	$290,619,404	$(289,209,331)	3,435,197	$(199,754)	$1,679,134
Net loss	-	-	-	(2,874,759)	-	-	(2,874,759)
Stock option compensation	-	-	260,282	-	-	-	260,282
Balance, June 30, 2023	46,881,475	$468,815	$290,879,686	$(292,084,090)	3,435,197	$(199,754)	$(935,343)
Net loss	-	-	-	(1,096,465)	-	-	(1,096,465)
Stock option compensation	-	-	17,147	-	-	-	17,147
Balance, September 30, 2023	46,881,475	$468,815	$290,896,833	$(293,180,555)	3,435,197	$(199,754)	$(2,014,661)

			Additional		Number of		Total
	Number of	Common	Paid-In	Accumulated	Treasury	Treasury	Shareholders’
	Shares	Stock	Capital	Deficit	Shares	Stock	Equity

Balance, January 1, 2022	46,881,475	$468,815	$290,321,665	$(288,174,780)	3,435,197	$(199,754)	$2,415,946
Net loss	-	-	-	(217,464)	-	-	(217,464)
Stock option compensation	-	-	49,011	-	-	-	49,011
Balance, March 31, 2022	46,881,475	468,815	290,370,676	(288,392,244)	3,435,197	(199,754)	2,247,493
Net loss	-	-	-	(169,335)	-	-	(169,335)
Stock option compensation	-	-	74,333	-	-	-	74,333
Balance, June 30, 2022	46,881,475	468,815	290,445,009	(288,561,579)	3,435,197	(199,754)	2,152,491
Net loss	-	-	-	(295,272)	-	-	(295,272)
Stock option compensation	-	-	75,150	-	-	-	75,150
Balance, September 30, 2022	46,881,475	$468,815	$290,520,159	$(288,856,851)	3,435,197	$(199,754)	$1,932,369

The accompanying notes are an integral part of these condensed financial statements.

NOVELSTEM INTERNATIONAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(4,240,045)	$(682,071)
Equity in loss of equity method investees	251,528	411,788
Distribution from NetCo Partners	6,875	-
Accretion of discount on note payable	30,411	-
Loss on derivative instrument	500,000	-
Legal fees and litigation funding fees funded by litigation funding agreement	2,799,196	-
Accrued interest added to long-term note payable	25,055	-
Stock-based compensation	292,506	198,494
Change in operating assets and liabilities:
Accounts receivable, administrative fees	12,000	-
Prepaid expenses	(2,458)	(20,624)
Accounts payable	2,022	11,683
Accrued expenses	53,527	20,747
Net cash (used in) provided by operating activities	(269,383)	(59,983)

Cash flows from financing activities:
Repayment of short term note payable	-	(100,000)
Proceeds from long term notes payable	270,000	168,209
Net cash from financing activities	270,000	68,209

Net change in cash	617	8,226
Cash at the beginning of the period	6,346	8,666
Cash at the end of the period	$6,963	$16,892

Supplemental cash flow information:
Cash paid during the period for:
Interest	$807	$8,085
Non-cash financing activities:
Fair value of derivative liability	$150,000	-
Discount of long term note payable	$150,000	-

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

Going Concern, Liquidity and Management’s Plans

Management believes the accompanying condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. Since inception, the Company has accumulated a deficit of approximately $293,000,000. The accumulated deficit of the Company subsequent to its business focus shift and name change in September 2018 is approximately $6,500,000 which is comprised primarily of allocated losses from equity method investments and general and administrative costs incurred by the Company.

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

Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the period, excluding treasury stock. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares outstanding plus the dilutive potential of common shares which would result from the exercise of stock options and warrants. The dilutive effects of stock options and warrants are excluded from the computation of diluted net loss per share if the effect of doing so would be antidilutive.

The following data represents the amounts used in computing earnings per share and the effect on loss and the weighted average number of shares of dilutive potential common stock (unaudited):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
Net loss attributable to common shareholders	$(4,240,045)	$(682,071)	$(1,096,465)	$(295,272)

Weighted average shares outstanding:
-Basic	46,881,475	46,881,475	46,881,475	46,881,475
Add: Warrants	-	-	-	-
Add: Stock options	-	-	-	-
-Diluted	46,881,475	46,881,475	46,881,475	46,881,475

Basic and diluted net loss per share	$(0.09)	$(0.01)	$(0.02)	$(0.01)

Warrants and stock options excluded from the above calculations due to anti-dilutive impact are as follows:

	Nine Months Ended September 30,		Three Months Ended March 31,
	2023	2022	2023	2022
Warrants	3,000,000	3,000,000	3,000,000	3,000,000
Stock options	5,760,000	5,400,000	5,760,000	5,400,000

NOTE 3—EQUITY METHOD INVESTMENTS

Investment in NewStem

In 2018, the Company entered into a Share Purchase Agreement with NewStem and other related parties to provide aggregate funding of up to $4,000,000 to NewStem. This funding was to be provided through the sale of up to 50,000 common shares of NewStem to the Company representing 33% of New Stem’s outstanding shares. In 2018, the Company purchased 25,000 shares of NewStem for $2,000,000 acquiring an ownership interest of 20%. The Company made additional investments in 2019 and 2020 purchasing 12,500 shares each year for a $1,000,000 investment each year. NewStem sold and issued shares to third party investors in 2021 and 2022 resulting in the Company recognizing a gain on dilution of equity method investment. These transactions resulted in the Company having an ownership interest of 30.58% as of September 30, 2023 and December 31, 2022.

The Company accounts for its investment in NewStem under the equity method. At September 30, 2023 and December 31, 2022, the carrying value of the investment in NewStem exceeded its portion of the underlying net assets of NewStem by approximately $1,800,000 and $1,900,000, respectively. The excess relates to identified intangible assets including license agreements, specialized work force (goodwill) and two separate projects of in process research and development (“IPR&D”) related to stem cell-based diagnostics and therapeutics for cancer chemotherapies.

NewStem is in the development stage and has incurred losses since its inception and has yet to generate revenues sufficient to support operations. NewStem will need to obtain additional funds to continue its operations. NewStem management’s plans with regard to these matters include continued development, marketing, and licensing of its products, as well as seeking additional financing arrangements. Although NewStem’s management continues to pursue these plans, there is no assurance that the NewStem will be successful in obtaining sufficient cash from sales of products or financing on terms acceptable to NewStem’s management. NewStem obtained additional funding of approximately $1,450,000 in 2022 through the sale of shares of ordinary stock. The current state of war in Israel has caused further difficulties in NewStem management’s efforts to seek additional financing arrangements. On October 23, 2023, the board of directors of NewStem resolved to implement a plan of dismissal of all employees effective December 31, 2023 and is in negotiations with the Company for a plan whereby NewStem research will continue and NewStem assets will be purchased or merged into the Company. The effect of this transaction to the Company’s financial reporting is continuing to be reviewed by Company management as negotiations continue.

The following table represents the Company’s investment in NewStem:

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
	(Unaudited)
Investment in NewStem, beginning	$2,090,286	$2,435,155
Allocation of net loss from NewStem, Ltd.	(256,890)	(732,393)
Gain on dilution of equity method investment	-	387,524
Investment in NewStem, ending	$1,833,396	$2,090,286

The results of operations of the Company’s investment in NewStem is summarized below (unaudited):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
Condensed income statement information:
Net revenues	$95,000	$-	$-	$-
Gross margin	$84,000	$-	$-	$-
Net loss	$(840,000)	$(1,935,000)	$(235,000)	$(276,000)
Company’s allocation of net loss from NewStem, Ltd.	$(256,890)	$(606,736)	$(71,868)	$(85,532)

The financial position of the Company’s investment in NewStem is summarized below:

	As of
	September 30,	December 31,
	2023	2022
	(Unaudited)
Condensed balance sheet information:
Current assets	$247,000	$911,000
Non-current assets	$11,000	$23,000
Current liabilities	$54,000	$97,000
Non-current liabilities	$122,000	$121,000

Investment in NetCo

NovelStem owns a 50% interest in NetCo, a joint venture that owns the Net Force publishing franchise. The Company accounts for its investment in NetCo under the equity method and recognizes nominal royalties from this arrangement. The Company assesses its investment in NetCo for impairment on an annual basis.

The following table represents the Company’s investment in NetCo:

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
	(Unaudited)
Investment in NetCo, beginning	$137,011	$137,011
Allocation of net income from NetCo	5,362	12,591
Distribution from NetCo	(6,875)	(12,591)
Investment in NetCo, ending	$135,498	$137,011

The results of operations of the Company’s investment in NetCo is summarized below (unaudited):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
Condensed income statement information:
Net sales	$25,328	$-	$-	$-
Gross margin	$19,924	$-	$-	$-
Net income	$10,724	$-	$-	$-
Company’s allocation of net income from NetCo	$5,362	$-	$-	$-

The financial position of the Company’s investment in NetCo is summarized below:

	As of
	September 30,	December 31,
	2023	2022
	(Unaudited)
Condensed balance sheet information:
Current assets	$8,322	$13,475
Non-current assets	$272,799	$272,799
Current liabilities	$4,250	$12,252
Non-current liabilities	$-	$-

NOTE 4—NOTES PAYABLE

Notes payable are summarized as follows:

	As of
	September 30,	December 31,
	2023	2022
	(Unaudited)
Notes payable related parties:
Notes payable director and Executive Chairman	$400,000	$280,000
Accrued interest added to note balance	33,506	8,450
Total notes payable director and Executive Chairman	433,506	288,450
Note payable shareholder, principal amount	150,000	-
Less unamortized discount	(119,589)	-
Total note payable shareholder	30,411	-
Note payable, litigation funding agreement:
Note payable Omni Bridgeway (Fund 4) Invt. 3 L.P.	2,799,196	-
Total notes payable	3,263,113	288,450
Less current portion	(1,833,104)	-
Long-term notes payable	$1,430,009	$288,450

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

In May 2022, the Company entered into long-term notes payable in the form of finance agreements (the “Agreements”) with two individuals who are related parties, which were amended in July 2022, to borrow up to $600,000 for working capital needs. One of the individuals is a director and shareholder, the other is our Executive Chairman who is also a shareholder. These agreements provide for funding through January 31, 2024, provide for interest at a rate of 8% per annum through November 11, 2022, at which time the interest rate increased to 10% per annum for subsequent advances. The Agreements mature the earlier of January 31, 2024 or twenty months from the date of the first funded amount (May 2022) unless the shareholders agree to extend the due date at that time. The Company received advances of $120,000 and $280,000, respectively, pursuant to this agreement during the nine months ended September 30, 2023 and the year ended December 31, 2022. Interest expense related to the agreements was $25,056 and $9,208, respectively, for the nine and three months ended September 30, 2023. Pursuant to the Agreements, accrued interest is added to the note balances.

On May 5, 2023, the Company entered into a long term note payable with a shareholder for $300,000 in financing to be funded $150,000 at inception and $150,000 in October 2023. This note bears interest at zero percent (0%) and matures on May 5, 2025. The note includes a guarantee which has been identified as an embedded derivative with a fair value of a liability of $650,000 at September 30, 2023 which is reported separately on the condensed balance sheet. The fair value of the note exceeds the proceeds, and the note has been discounted at inception so that the net liability is the fair value of the derivative. Accretion of the note discount of $30,411 and $18,904, respectively, has been reflected as part of interest expense in the condensed statements of operations for the nine and three months ended September 30, 2023.

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

During July 2023, the arbitration was settled with a favorable outcome for the Company. As a result of the favorable ruling disclosed in Note 7, the liability became probable and reasonably estimable, and the Company has recorded the full liability due to Omni as of September 30, 2023. This liability consists of expenses funded by Omni of $933,065, including $310,000 advanced for working capital, and related fees or investment return to Omni calculated as contractual multiples of funding totaling $1,866,131 as of September 30, 2023 for a total liability of $2,799,196. This agreement bears interest at 5% per annum beginning January 2024 and is payable in four quarterly installments beginning April 4, 2024.

NOTE 5—EQUITY (DEFICIT)

(a) General

At September 30, 2023 and December 31, 2022, the Company had issued and outstanding 46,881,475 shares of its common stock, par value $0.01 per share. Holders of outstanding common stock are entitled to receive dividends when, as and if declared by the Board and to share ratably in the assets of the Company legally available for distribution in the event of a liquidation, dissolution or winding up of the Company.

(b) Summary Employee Option Information

The Company’s stock option plan provides for the grant to officers, directors, third party contractors and other future key employees of options to purchase shares of common stock. The purchase price may be paid in cash or, if the option is “in-the-money”, it is automatically exercised “net”. In a net exercise of an option, the Company does not require a payment of the exercise price of the option from the optionee but reduces the number of shares of common stock issued upon the exercise of the option by the smallest number of whole shares that has an aggregate fair market value equal to or in excess of the aggregate exercise price for the option shares covered by the option exercised. Each option is exercisable to one share of the Company’s common stock. Most options expire within nine years from the date of the grant and generally vest on the first anniversary date of their issuance. Pursuant to the Equity Incentive Plan which the Company’s board of directors approved on November 12, 2018, an aggregate of 5,760,000 options have been issued to directors and investor relations professionals.

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

(c) Summary Option Information

A summary of the Company’s option plans for the nine months ended September 30, 2023, is presented below (unaudited):

	Number	Weighted
	of	Average
	Options	Exercise
	(in shares)	Price
Outstanding, December 31, 2022	5,400,000	$0.14
Granted	360,000	0.20
Outstanding, September 30, 2023	5,760,000	$0.14
Exercisable, September 30, 2023	5,400,000	$0.14

Stock-based compensation expense related to stock options was approximately $50,000 and $17,000 in the nine months and three months ended September 30, 2023, respectively. Stock-based compensation expense related to stock options was approximately $198,000 and $75,000 for the nine months and three months ended September 30, 2022, respectively.

The total compensation cost related to non-vested awards not yet recognized was approximately $33,000 as of September 30, 2023. As of September 30, 2023, 360,000 options were unvested. These options vest one year from their grant date which is March 2024.

(d) Warrants

The Company has issued warrants at exercise prices equal to or greater than the market value of the Company’s common stock at the date of issuance. A summary of warrant activity follows (unaudited):

	Number of	Weighted
	shares	Average
	underlying	Exercise
	warrants	Price
Outstanding, December 31, 2022	3,000,000	$0.12
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding, September 30, 2023	3,000,000	$0.12

The warrant agreements were amended on May 12, 2023 to extend the expiration date to June 28, 2025. The warrants outstanding at September 30, 2023 have a weighted average remaining contractual life of approximately two years. The Company recognized $243,000 in stock-based compensation expense related to the increase in fair value of warrants pursuant to the modification of the warrant term during the nine months ended September 30, 2023. No such expense was recognized related to the warrants during the three months ended September 30, 2023.

NOTE 6—INCOME TAXES

The Company’s income tax provision differs from the expense that would result from applying statutory rates to income (loss) before taxes. A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows (unaudited):

	Nine Months Ended September 30,
	2023	2022
Computed tax at the federal statutory rate of 21%	$(812,931)	$(184,174)
State income taxes, net of federal income tax benefit	(168,199)	(38,106)
Change in federal valuation allowance	1,022,232	231,592
Foreign rate differential	(41,102)	(9,312)
Total provision for income tax	$-	$-

	Three Months Ended September 30,
	2023	2022
Computed tax at the federal statutory rate of 21%	$(203,809)	$(62,007)
State income taxes, net of federal income tax benefit	(42,169)	(12,829)
Change in federal valuation allowance	257,476	77,971
Foreign rate differential	(11,499)	(3,135)
Total provision for income tax	$-	$-

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

As a result of this ruling, the costs related to the litigation funding agreement disclosed in Note 4 were recognized. Total costs related to the litigation and the related litigation funding agreement of $2,805,884, including a reversal of the prior period contra expenses, were recorded during the nine months ended September 2023 and were separately stated in the condensed statement of operations (unaudited).

NOTE 8—SUBSEQUENT EVENTS

The Company has reviewed subsequent events through November 17, 2023, the date of this filing.

As disclosed in Note 3, during October 2023, the Company began negotiations with the NewStem board of directors for a plan whereby NewStem research activities will continue and NewStem assets will be purchased or merged into the Company.

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

Overview

We are a development stage company and reported net losses of approximately $4,240,000 and $682,000 for the nine months ended September 30, 2023 and 2022 and approximately $1,096,000 and $295,000 for the three months ended September 30, 2023 and 2022, respectively. We had current assets of approximately $50,000 and current liabilities of $1,954,000 as of September 30, 2023. As of December 31, 2022, our current assets and current liabilities were approximately $59,000 and $65,000, respectively.

We have prepared our financial statements for the nine and three months ended September 30, 2023 assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon the ability to successfully develop and commercialize NewStem’s products, improving our profitability and the continuing financial support from our shareholders as well as our ability to utilize the NetCo intellectual property. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions, large alternative minimum tax refunds, litigation funding and related party debt. We believe that our current financing resources are sufficient for the operations of the Company until April 2024.

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

	Nine Months Ended September 30,			Three Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Administrative fee income	$9,000	$-	$9,000	$9,000	$-	$9,000
Operating expenses:
G&A expenses	$635,360	$574,741	$60,619	$84,208	$206,210	$(122,002)
Litigation expenses (contra expenses)	2,805,884	(310,000)	3,115,884	473,221	-	473,221
Total operating expenses	3,441,244	264,741	3,176,503	557,429	206,210	351,219
Loss from operations	(3,432,244)	(264,741)	(3,167,503)	(548,429)	(206,210)	(342,219)
Other expenses:
Loss on derivative instrument	500,000	-	500,000	445,205	-	445,205
Interest expense	56,274	5,542	50,732	28,450	3,530	24,920
Total other expenses	556,274	5,542	550,732	473,655	3,530	470,125
Net loss before equity in net loss of equity method investees	(3,988,518)	(270,283)	(3,718,235)	(1,022,084)	(209,740)	(812,344)
Equity in net loss of equity method investees	(251,527)	(411,788)	160,261	(74,381)	(85,532)	11,151
Net loss	$(4,240,045)	$(682,071)	$(3,557,974)	$(1,096,465)	$(295,272)	$(801,193)

We are a holding company whose primary assets are our ownership of equity interests in NewStem and NetCo. We conduct no other business and as a result, we have no revenue or cost of revenue.

The Company incurs G&A expenses primarily related to professional fees and insurance. We incurred G&A expenses of approximately $635,000 and $575,000 for the nine months ended September 30, 2023 and 2022, respectively. Specifically, the increase of approximately $60,000 is comprised primarily of a reduction of nonrecurring professional fees related to the filing of our Form 10 in 2022 of approximately $26,000 combined with an increase in stock compensation expense related to a modification of our outstanding warrants as described below.

We incurred G&A expenses of approximately $84,000 and $206,000 for the three months ended September 30, 2023 and 2022, respectively. The decrease in G&A expenses relates primarily an decrease in stock compensation expense combined with a decrease in professional fees compared to those incurred in the previous period related to the filing of our Form 10 which are non-recurring. Specifically, professional fees decreased by approximately $60,000 in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Stock compensation expense decreased as described below, which when combined with the decrease in professional fees, comprises our decrease in G&A expenses of approximately $122,000 for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Total stock compensation expense, included in G&A expenses, increased by approximately $94,000 in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 due to a smaller number of options awarded in the current period as compared to the prior period offset by the recognition of $243,000 in stock compensation expense related to the increased value of our outstanding warrants due to the amendment of the agreements to extend the due date by two years.

Total stock compensation expense, included in G&A expenses, decreased by approximately $58,000 in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 due to a smaller number of options awarded in the current period as compared to the prior period.

We incurred costs related to litigation and the litigation funding agreement involving our arbitration with our NetCo joint venture partner of approximately $2,806,000 for the nine months ended September 30, 2023. We recognized contra expenses of $310,000 during the nine months ended September 30, 2022 in relation to the same litigation and related litigation funding agreement. We incurred costs related to the litigation funding agreement of approximately $473,000 during the three months ended September 30, 2023. No related costs were incurred in the three months ended September 30, 2022. Specifically, the increase of approximately $3,116,000 for the nine months ended September 30, 2023 as compared to 2022 is comprised of legal fees related to our NetCo arbitration including litigation funding fees due to Omni pursuant to the litigation funding agreement combined with the reversal of the contra expenses recognized in the previous period. These expenses and contra expenses were funded by a litigation funding agreement. The increase of approximately $473,000 in the three months ended September 30, 2023 compared to 2022 is comprised of additional fees pursuant to the litigation funding agreement. This agreement was signed during the first quarter of 2022 with Omni Bridgeway to fund our arbitration against our 50% joint venture partner, C.P. Group. This is a nonrecourse agreement, and the Company had no obligation to repay any funds received under the agreement unless the NetCo arbitration resulted in a favorable outcome. These amounts are included in the note payable to Omni which was recorded in June 2023 as a result of the favorable arbitration ruling.

The Company has recorded a loss on derivative instrument of approximately $500,000 and $445,000, respectively, for the nine and three months ended September 30, 2023 related to a guarantee included in the note payable shareholder entered into in May 2023. No such instrument was in effect in the nine and three months ended September 30, 2022.

Interest expense increased by approximately $50,000 and $25,000, respectively, in the nine and three months ended September 30, 2023 as compared to the nine and three months ended September 30, 2022. The increases in interest expense are related to increased debt incurred for operations.

The Company has recorded no income tax expense as we have incurred operating losses and all deferred tax assets are fully offset by an income tax valuation allowance.

We reported net losses from equity method investees in all periods presented. The net losses reported for the nine months ended September 30, 2023 included income of $5,362 from NetCo which was offset by net loss of $256,889 from NewStem. The net losses reported for the nine months ended September 30, 2022 were fully comprised of net losses from NewStem.

The net loss from equity method investees reported for the three months ended September 30, 2023 was comprised of net loss of $2,513 from NetCo and net loss of $71,868 from NewStem. The net loss reported for the three months ended September 30, 2022 was fully comprised of net losses from NewStem.

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

In May 2022, the Company entered into an agreement with Jan Loeb, our Executive Chairman and Jerry Wolasky, a member of the Board, which was amended in July 2022, to borrow up to an aggregate of $600,000 for working capital needs. This agreement provides for funding through January 31, 2024, provides for interest at a rate of 8% per annum, increased to 10% per annum for advances subsequent to November 11, 2022, and matures the earlier of January 31, 2024 or twenty months from the date of the first funded amount unless the lenders agree to extend the due date at that time. As of the date of this Form 10-Q, the Company has drawn $400,000 pursuant to the aforementioned agreement.

On May 5, 2023 the Company entered into a financing agreement with a shareholder to borrow $300,000 consisting of advances of $150,000 in May 2023 and $150,000 in October 2023. This agreement bears no interest and matures May 5, 2025. The agreement includes a guarantee which has been identified as an embedded derivative with a fair value of a liability of $281,057 at September 30, 2023.

In July 2023 the Company received a favorable ruling on our arbitration related to NetCo, as such, the contingent litigation funding note payable became probable and reasonably estimable. A liability of approximately $2,800,000 has been recorded for litigation costs funded by the agreement along with fees and investment return to Omni related to the litigation funding agreement (note payable). The ruling did not provide any claim recovery to the Company. This note is payable in four quarterly installments beginning April 2024. Management plans to work to maximize the potential of the NetCo assets based on the favorable arbitration ruling in order to service this debt and future operations.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. We have re-evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of September 30, 2023 and we concluded there was a material weakness in the design of our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

#31.1	Certification of Principal Executive Officer and Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#32.1	Certification of Principal Executive Officer and Executive Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
#33.1	Condensed Financial Statements of NewStem Ltd. as of and for the nine months ended September 30, 2023

#101.1 The following financial statements from NovelStem International Corp.’s Form 10-Q for the quarter ended September 30, 2023, filed on November 17, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Changes in Shareholders’ Equity, (iv) Condensed Statements of Cash Flows and (v) Notes to Condensed Financial Statements, tagged as blocks of text.

104 Cover Page Interactive Data File (embedded within the Inline XBRL document).

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVELSTEM INTERNATIONAL CORP.

Date: November 17, 2023	By:	/s/ Jan Loeb
	Name:	Jan Loeb
	Title:	Executive Chairman

