Form 10-K
period 2023-12-31
NovelStem International Corp.
filed 2024-04-01
CIK 912544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023	Commission file number: 001-14332

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

NOVELSTEM INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

Florida	65-0385686
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

2255 Glades Road, Suite 221A, Boca Raton, FL	33431
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (410) 598-9024

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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

As of the last day of the second fiscal quarter of 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3,282,000 based on the closing sale price on that date as reported on the OTCQB marketplace. As of April 1, 2024 there were 46,881,475 shares of Common Stock, $0.01 par value per share, outstanding.

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

In 2018, the Company shifted its business focus from media to cutting edge biotech when it acquired a substantial ownership interest in NewStem and changed its name to NovelStem. As a significant shareholder in NewStem, and the substantial commitment of our management and financial resources to NewStem, including the fact that our Executive Chairman, Jan Loeb, is also the Chairman of NewStem, we have the ability to exert significant influence over the management and operations of NewStem resulting in NewStem functioning as a minority operating subsidiary of the Company. Since his appointment in July 2018, Mr. Loeb has acted in an executive capacity on behalf of the Company and has served in a de facto leadership role. In September 2022, the Board appointed Mr. Loeb as Executive Chairman of NovelStem in order to ratify Mr. Loeb’s position and clarify his executive role. On January 13, 2023, the Board appointed Mr. Loeb as President. With respect to NewStem, Mr. Loeb, as the Chairman, calls and presides over the meetings of NewStem’s Board of Directors. Additionally, Mr. Loeb leverages his financial expertise by guiding NewStem’s financial and strategic planning, including the raising and deployment of capital, developing and modifying NewStem’s business plan and budget and by participating in the negotiation of NewStem’s material contracts as required. NewStem does not currently have an appointed Chief Financial Officer and, as such, Mr. Loeb serves as the de facto Chief Financial Officer and Chief Strategic Officer of NewStem.

NovelStem depends entirely on earnings and cash from its investments in NewStem and our 50% equity interest in a legacy joint venture named NetCo Partners (“NetCo”). The Company’s principal operations coincide with those of NewStem. We have not received any dividend payments or other distributions from NewStem in the fiscal years ended December 31, 2023 and 2022. We received distributions of earnings from NetCo of $6,875 and $12,591, respectively, for the fiscal years ended December 31, 2023 and 2022.

NewStem

NewStem is a development stage Israeli biotech limited liability company focused on human Pluripotent Stem Cells (hPSCs) in general, and Haploid human Pluripotent Stem Cells (HhPSCs), in particular. These cells have the potential to change the face of medical research as they play a pivotal role in cancer research, regenerative medicine and disease therapy. NewStem established a discovery bio-platform based on haploid human embryonic stem cell technology for genome-wide screenings and is currently using this platform for the discovery and development of oncology drugs based on synthetic lethal interaction and developing a personalized diagnostic for early detection of chemotherapy resistance. NewStem has incurred losses since inception and has generated minimal revenues from a licensing agreement to date. NewStem filed an FDA Pre-Submission and received a CE Mark from the European Medicines Agency (EMA) for its in vitro diagnostic device (IVDD). NewStem does not have an FDA approved medical device. The NewStem Software Diagnostic Device (NSDD) is CE marked under EU regulation as an “other” IVD under Directive 98/79/EC since March 2022.

NewStem performs genome-wide genetic screening to identify synthetic lethal interactions with common cancer-related mutations. The first step in the process is to create a model with relevant cancer-related mutations in HhPSCs, where, subsequently, a library targeting approximately 18,000 coding genes is induced. At the end of this step, each cell has two mutations, one in the cancer related gene and the other in a coding gene. A genome-wide genetic screening is performed, both on normal HhPSCs and genomic modified HhPSCs to which a cancer-related mutation was inserted. The goal of such screens is to identify mutations that in combination with a cancer-related mutation will kill the cells. Following bioinformatic analysis of the genetic screening results, novel targets are identified and validated, first in HhPSCs and then cancer models (tumor organoids and PDX). NewStem has validated several targets in HhPSCs and will move next to validation in cancer models. To identify novel targets for drug development, NewStem performs genome-wide genetic screening. The validation process requires additional experiments that corroborate the results in independent experiments that are performed on haploid human embryonic stem cells and cancer models. For validated targets, artificial intelligence (AI) based drug discovery will be performed following by hit to lead process and ADMET that will support the transition to clinical trials.

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

NovelStem was the original seed investor in NewStem providing $2 million in July 2018 and another $2 million over the next two and a half years. We currently own a 30.51% equity interest in NewStem. The remaining equity interests in NewStem are owned by Yissum and Professor Benvenisty, each of whom owns a 30.51% equity interest, Illumina Cambridge LTD, which owns a 5.31% equity interest, and management and a number of other shareholders who own collectively approximately 3.18%. Currently, our President and Executive Chairman, Jan Loeb, is also the Chairman of the Board of NewStem. Professor Benvenisty and a representative of Yissum occupy the other two Board seats.

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

See Item 3 – Legal Proceedings for information concerning proceedings related to NetCo.

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

Our Company’s primary assets are equity interests in NewStem and NetCo. Our President and Executive Chairman, Jan Loeb, is also the Chairman of NewStem and through this shared management structure along with our 30.51% ownership interest in NewStem, we are able to exert significant influence over the operations of NewStem. Additionally, we are a 50% partner in NetCo and through our ownership interest.

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

We and NewStem have limited operating histories and have generated minimal revenue to date.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. We have re-evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of December 31, 2023 and we concluded there was a material weakness in the design of our internal control over financial reporting.

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

The Company and C.P. Group each own a 50% interest in NetCo. The joint venture agreement governing NetCo provides for mutual decision making among the Company and C.P. Group generally (subject to exceptions) and arbitration in the event any controversy or disagreement arises. The Company and C.P. Group were previously in arbitration as to ongoing scope and the operation of NetCo. This arbitration was concluded in July 2023. The arbitrator ruled against the Company on certain key issues of the arbitration and in the Company’s favor on two key issues of the arbitration. However, if we are unable proceed in successful utilization of the joint venture assets in a manner favorable to the Company, our investment in NetCo and our ability to continue to receive distributions from our interest in NetCo could have an adverse effect on our business, financial condition or operating results.

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

The rules and regulations of the SEC require a public company to prepare and file periodic reports under the Exchange Act, which require that the Company engage legal, accounting, auditing and other professional services. The engagement of such services is costly. Additionally, the Sarbanes-Oxley Act requires, among other things, that we design, implement and maintain adequate internal controls and procedures over financial reporting. The costs of complying with the Sarbanes-Oxley Act and the limited technically qualified personnel we have may make it difficult for us to design, implement and maintain adequate internal controls over financial reporting. In the event that we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls, we may not be able to produce reliable financial reports or report fraud, which may harm our overall financial condition and result in loss of investor confidence and a decline in our share price.

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

The continued increased costs associated with operating as a public company may decrease our net income or increase our net loss and may cause us to reduce costs in other areas of our business or increase the prices of our products or services to offset the effect of such increased costs. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.

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

The arbitration evidentiary hearing concluded on October 20, 2022, and the arbitrator ordered the parties to submit post-hearing briefs. Final briefs were filed in January 2023. The Arbitrator ruled in the Company’s favor on two key issues of the arbitration and ruled against the Company in other key issues.

The Arbitrator ruled in NovelStem’s favor on the issue of contract interpretation of the Netco Partners JV Agreement. The Arbitrator also found that the Company’s joint venture partner failed to use “reasonable, good faith efforts” to license and exploit the Net Force concept, in breach of its contractual obligations under the Netco Partners’ Joint Venture Agreement. The Arbitrator confirmed NovelStem’s contractual right to use Tom Clancy’s name as a possessory credit in the Net Force title (Tom Clancy’s Net Force). However, the arbitrator did not award any damages to the Company and did not cede operating control of the joint venture to the Company as requested. As such, the Company continues to struggle to maximize the potential of the NetCo asset.

To fund efforts to maximize the value of NetCo, NovelStem has secured non-recourse litigation funding. As a result of this ruling, the costs related to the litigation funding agreement were recognized. Total costs related to the litigation and the related litigation funding agreement of $2,819,196 were recorded by the Company.

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

	High	Low

Fiscal 2024
Quarter ended 3/31/2024 (through March 29, 2024)	$0.08	$0.06

Fiscal 2023
Quarter ended 12/31/2023	$0.18	$0.06
Quarter ended 9/30/2023	$0.25	$0.13
Quarter ended 6/30/2023	$0.28	$0.14
Quarter ended 3/31/2023	$0.20	$0.15

Fiscal 2022
Quarter ended 12/31/2022	$0.21	$0.11
Quarter ended 9/30/2022	$0.28	$0.12
Quarter ended 6/30/2022	$0.33	$0.06
Quarter ended 3/31/2022	$0.30	$0.13

Fiscal 2021
Quarter ended 12/31/2021	$0.31	$0.20
Quarter ended 9/30/2021	$0.35	$0.19
Quarter ended 6/30/2021	$0.35	$0.23
Quarter ended 3/31/2021	$0.30	$0.16

Fiscal 2020
Quarter ended 12/31/2020	$0.20	$0.05
Quarter ended 9/30/2020	$0.09	$0.05
Quarter ended 6/30/2020	$0.13	$0.07
Quarter ended 3/31/2020	$0.13	$0.08

Holders

As of April 1, 2024 there were 46,881,475 shares of common stock outstanding held by approximately 80 record holders.

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

Overview

We are a development stage company and reported net losses of approximately $4,187,000 and $766,000 for the years ended December 31, 2023 and 2022, respectively. We had current assets of approximately $87,000 and current liabilities of approximately $346,000 as of December 31, 2023. As of December 31, 2022, our current assets and current liabilities were approximately $59,000 and $65,000, respectively. We have prepared our financial statements for the years ended December 31, 2023 and 2022 assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our shareholders as well as NewStem’s ability to successfully develop and commercialize its products. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions, and short-term debt. During the current year, we continued to borrow on existing finance agreements with two related party individuals and entered into a long term finance agreement with a shareholder to fund current operating expenses. Additionally, we entered into two short term notes to fund advances to NewStem.

NewStem is a development stage Israeli biotech limited liability company focused on pioneering intellectual property related to haploid human embryonic stem cells for the development of personalized diagnostics and therapeutics for genetic and epigenetic diseases. NewStem has incurred losses related to in process research and development since inception and the Company records our percentage allocation of these net losses as incurred. We have included the financial statements of NewStem as an exhibit to this Annual Report. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgement in their application. There are also areas in which the selection of an available alternative policy would not produce a materially different result.

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

We have identified our accounting policies for stock-based compensation and accounting for derivative liabilities as critical accounting policies.

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

The expected volatility factor used to value stock options in 2023 was based on the historical volatility of the market price of our common stock over the period from our change to a biotechnology company, September 2018, through December 2023. For the expected term of the option, we used an estimate of the expected option life based on historical experience. The risk-free interest rate used is based upon U.S. Treasury yields for a period consistent with the expected term of the options. We assumed no quarterly dividend rate. Due to the numerous assumptions involved in calculating stock-based compensation expense, the expense recognized in our financial statements may differ significantly from the value realized by option holders on exercise of the share-based instruments. In accordance with the prescribed methodology, we do not adjust our recognized compensation expense to reflect these differences.

For the years ended December 31, 2023 and 2022, we incurred stock compensation expense with respect to options and warrants of approximately $303,000 and $283,000, respectively.

See Note 5 to the financial statements for the assumptions used to calculate the fair value of stock-based compensation.

In accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, we identify and, if applicable, bifurcate embedded derivatives in financial instrument instruments. Those embedded features that are identified, bifurcated and accounted for separately are measured at fair value continuously at each financial statement reporting date. If the fair value of a financial liability (the derivative) exceeds the proceeds received for the issuance of a hybrid instrument in an arms length transaction with no rights or privileges that require separate accounting recognition as an asset identified, then we record the embedded derivative at fair value with the excess of fair value over proceeds recognized as a loss in earnings.

Results of Operations.

The selected statement of operations data for the years ended December 31, 2023 and 2022 and balance sheet data as of December 31, 2023 and 2022 has been derived from our audited financial statements included in this Annual Report.

This data should be read in conjunction with our financial statements and related notes included herein.

Selected Statement of Operations Data:

	Years Ended December 31,
	2023	2022	Change
Administrative fee income	$12,000	$12,000	$-
Operating expenses:
G&A expenses	$665,277	$744,434	$(79,157)
Litigation expenses (contra expenses)	2,872,522	(310,000)	3,182,522
Total operating expenses	3,537,799	434,434	3,103,365
Loss from operations	(3,525,799)	(422,434)	(3,103,365)
Other expenses:
Loss on derivative instrument	260,000	-	260,000
Interest expense	99,023	11,018	88,005
Total other expenses	359,023	11,018	348,005
Net loss before equity in net loss of equity method investees	(3,884,822)	(433,452)	(3,451,370)
Equity in net loss of equity method investees	(338,618)	(719,802)	381,184
Gain on dilution of equity method investment	36,139	387,524	(351,385)
Net loss	$(4,187,301)	$(765,730)	$(3,421,571)

2023 Compared to 2022

We are a holding company whose primary assets are our ownership of equity interests in NewStem and NetCo. We conduct no other business and as a result, we have no operating revenue or cost of revenue. We do charge annual administrative fees to an affiliated entity.

The Company incurs general and administrative (“G&A”) expenses primarily related to professional fees, insurance and stock based compensation. We incurred G&A expenses of approximately $665,000 and $744,000 for the years ended December 31, 2023 and 2022, respectively. Our decrease in G&A expenses relates primarily to stock-based compensation and professional fees incurred in the audit of our financial statements for the years ended December 31, 2023 and 2022, preparation of our quarterly reports for 2023 and 2022, and, in the preparation, and filing of our Form 10 registration statement which was filed in August 2022. Specifically, professional fees decreased by approximately $93,000 in the year ended December 31, 2023 as compared to the year ended December 31, 2022. Insurance costs decreased by approximately $9,000 in the year ended December 31, 2023 as compared to the year ended December 31, 2022. The remaining increase in G&A expenses of approximately $3,000 during the year ended December 31, 2023 consists primarily of increases in expenses related to investor relations and information technology.

Total stock compensation expense, included in G&A expenses, increased by approximately $20,000 in the year ended December 31, 2023 as compared to the year ended December 31, 2022 due to a smaller number of options awarded in the current period as compared to the prior period offset by the recognition of $243,000 in stock compensation expense related to the increased value of our outstanding warrants due to the amendment of the agreements to extend the due date by two years.

We incurred costs related to litigation and the related litigation funding agreement involving our arbitration with our NetCo joint venture partner of approximately $2,873,000 for year ended December 31, 2023. We recognized contra expenses of $310,000 during the year ended December 31, 2022 in relation to the same litigation and related litigation funding agreement. Specifically, the increase of approximately $3,183,000 for the year ended December 31, 2023 as compared to 2022 is comprised of legal fees related to our NetCo arbitration including litigation funding fees due to Omni Bridgeway pursuant to the litigation funding agreement combined with the reversal of the contra expenses recognized in the previous period. These expenses and contra expenses were funded by the litigation funding agreement. This agreement was signed during the first quarter of 2022 with Omni Bridgeway to fund our arbitration against our 50% joint venture partner, C.P. Group. This is a nonrecourse agreement, and the Company had no obligation to repay any funds received under the agreement unless the NetCo arbitration resulted in a favorable outcome. These amounts are included in the note payable to Omni Bridgeway which was recorded in June 2023 as a result of the arbitration ruling.

The Company has recorded a loss on derivative instrument of approximately $260,000 for the year ended December 31, 2023 related to a guarantee included in the note payable shareholder entered into in May 2023. No such instrument was in effect in the year ended December 31, 2022.

Interest expense increased by approximately $88,000 in the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increases in interest expense are related to increased debt incurred for operations and the funding of NewStem.

The Company has recorded no income tax expense as we have incurred operating losses and all deferred tax assets are fully offset by an income tax valuation allowance.

We reported net losses from equity method investees during the years ended December 31, 2023 and 2022. The net losses reported for the year ended December 31, 2023 included net income of approximately $3,000 from NetCo which was offset by net loss of approximately $342,000 from NewStem. Net losses reported for the year ended December 31, 2022 included net income of approximately $13,000 from NetCo which was offset by net loss of approximately $733,000 from NewStem.

We reported a gain on dilution of our equity method investment related to stock issuances made to third parties by NewStem. The gain was approximately $36,000 and $388,000 during the years ended December 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

We have not paid dividends on our common stock since our name change and business focus shift in 2018. Our present policy is to apply cash to investments in product development at NewStem, acquisitions or expansion; consequently, we do not expect to pay dividends on common stock in the foreseeable future.

We expect to continue to incur greater expenses in the near future as we expand our business, including funding NewStem, or enter into strategic partnerships. We also expect our G&A expenses to increase as we expand our administrative staff and add infrastructure.

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

During the year ended December 31, 2022, the Company entered into note agreements with Jan Loeb, our Executive Chairman and Jerry Wolasky, a member of the Board, to borrow up to an aggregate of $600,000 for working capital needs. The note agreements were amended in March 2024 to increase the total borrowing to $650,000 and extend the maturity date. The agreements provide for interest at a rate of 8% per annum, increased to 10% per annum for advances subsequent to November 11, 2022, and mature September 1, 2025. As of the date of this Annual Report, the full amount of $650,000 has been funded pursuant to these agreements.

During the year ended December 31, 2023, the Company entered into a note agreement with a shareholder to borrow $300,000 for continued working capital. This note bears interest at zero percent (0%) and matures on May 5, 2025. The note includes a guarantee which has been identified as an embedded derivative with a fair value of a liability of $535,000 at December 31, 2023.

In December 2023, the Company entered into two short term notes payable with unrelated parties for a total of $250,000 in borrowings utilized for the funding of NewStem. The notes bear interest at 12% per annum and mature December 21, 2024, at which time all principal and accrued interest are due and payable. The note agreements include a provision whereby, in the event of a capital raise transaction by the Company, the note holders would be entitled to participate in the transaction in an amount equal to 133% of the amounts owed on the note agreements at the closing of the transaction.

Net Cash Used In Operating Activities.

For the year ended December 31, 2023, net cash used in operating activities was approximately $348,000, which consisted primarily of a net loss of approximately $4,187,000, offset by noncash equity in loss of equity method investees of approximately $339,000 and distributions from equity method investees of $7,000, netted with gain on dilution of approximately $36,000 and stock-based compensation of approximately $303,000. Further offset by approximately $2,819,000 in cumulative noncash litigation expenses funded directly by the litigation funding agreement, loss on derivative instrument of $260,000, accretion of discount on notes payable of $62,000 and interest added to related party notes payable of $35,138. Additionally, cash was used in operations related to a decrease in current assets of approximately $19,000 and an increase in accrued liabilities and other payables of approximately $31,000.

For the year ended December 31, 2022, net cash used in operating activities was approximately $182,000, which consisted primarily of a net loss of approximately $776,000, offset by noncash equity in loss of equity method investees of approximately $720,000 and distributions from equity method investees of approximately $13,000, netted with gain on dilution of approximately $388,000 and stock-based compensation of approximately $283,000. Additionally, cash was used in operations related to an increase in current assets of approximately $24,000 and a decrease in accrued liabilities and other payables of approximately $28,000.

Net Cash Used In Investing Activities.

For the year ended December 31, 2023, $250,000 was loaned to NewStem in an investing activity. For the year ended December 31, 2022, no net cash was used in investing activities.

Net Cash Provided By Financing Activities.

For the year ended December 31, 2023, net cash provided by financing activities was $645,000, consisting of long-term borrowings from two directors and a stockholder totaling $395,000 and short term borrowings from unrelated parties of $250,000.

For the year ended December 31, 2022, net cash provided by financing activities was $180,000, consisting of long-term borrowings from two directors of $280,000 and repayment of $100,000 in short-term borrowings from a significant stockholder.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet transactions. With the exception of a guarantee related to long term borrowings from a stockholder which is accounted for as a derivative, we have no guarantees or obligations other than those which arise out of normal business operations.

Contractual Obligations and Commercial Commitments

As of December 31, 2023, we had a contractual obligation related to our directors’ and officers’ insurance providing for 10 monthly installments of $4,943 payable through June 2024.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On December 15, 2023, the Board of Directors of Novelstem International Corp. (the “Company”) received formal notice that our independent auditors, Cherry Bekaert LLP (“CB”), had made the decision to resign as our independent accountants effective December 15, 2023.

CB audited the financial statements of the Company for the years ended December 31, 2020, 2021 and 2022. The reports of CB on such financial statements dated August 1, 2022, October 11, 2022 and March 31, 2023 did not contain an adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles.

For the past three fiscal years and subsequent interim periods through the date of resignation, there have been no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Cherry Bekaert LLP, would have caused them to make reference thereto in their report on the financial statements.

During the Company’s three most recent fiscal years, and since then, CB has not advised the Company that any of the following exist or are applicable:

(1)	That the internal controls necessary for the Company to develop reliable financial statements do not exist, that information has come to their attention that has led them to no longer be able to rely on management’s representations, or that has made them unwilling to be associated with the financial statements prepared by management.

(2)	That the Company needs to expand significantly the scope of its audit, or that information has come to their attention that if further investigated may material impact the fairness or reliability of a previously issued audit report or the underlying financial statements or any other financial presentation, or cause them to be unwilling to rely on management’s representations or be associated with the Company’s financial statements for the foregoing reasons or any other reason, or

(3)	That they have advised the Company that information has come to their attention that they have concluded materially impacts the fairness or reliability of either a previously issued audit report or the underlying financial statements for the foregoing reasons or any other reason.

On January 22, 2024, the Board of Directors of Novelstem International Corp. (the “Company”) approved the appointment of Kreit & Chiu CPA LLP (“K&C”) as the Company’s new independent registered public accounting firm, effective immediately, to perform independent audit services for the fiscal year ending December 31, 2023. During the fiscal years ended December 31, 2023, 2022 and 2021 and through January 22, 2024, neither the Company, nor anyone on its behalf, consulted K&C regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company by K&C that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. We have re-evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of December 31, 2023 and we concluded there was a material weakness in the design of our internal control over financial reporting as it relates to insufficient resources to employ proper segregation of duties over the processing of transactions and financial reporting.

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

Jan Loeb – President and Executive Chairman – 65 Mr. Loeb has more than 40 years of business, money management and investment banking experience. He has served as Chairman of our Board since July 2018 and on September 29, 2022 was appointed as Executive Chairman. On January 13, 2023, Mr. Loeb was appointed President of the Company. He has been the Managing Member of Leap Tide Capital Management LLC since 2007 and has served as President and CEO of Acorn Energy, Inc. since January 2016 and as a Director since August 2015. He has been a Director of Keweenaw Land Association, Ltd. From 2005 to 2007, Mr. Loeb was President of Leap Tide’s predecessor, formerly known as AmTrust Capital Management Inc. He served as a Portfolio Manager of Chesapeake Partners from February 2004 to January 2005 and as Managing Director at Jefferies & Company, Inc. from 2002 to 2004. From 1994 to 2001, he served as Managing Director at Dresdner Kleinwort Wasserstein, Inc. (formerly Wasserstein Perella & Co., Inc.). Mr. Loeb was a Lead Director of American Pacific Corporation from 2013 to 2014 and a Director from 1997 to 2014. He also served as an Independent Director of Pernix Therapeutics Holdings Inc. (formerly, Golf Trust of America, Inc.) from 2006 to 2011 and as a Director of TAT Technologies, Ltd. from 2009 to 2016.

Christine Jenkins – Vice President and Chief Financial Officer – 60 Ms. Jenkins has over thirty-five years of experience in public accounting, including audit, consulting and corporate tax. Ms. Jenkins is currently serving as a consultant providing audit and accounting consultation to publicly-traded and large privately held companies. From 2010 to 2018 Ms. Jenkins was an audit partner with Cherry Bekaert, LLP. Prior to Cherry Bekaert, from 1995 to 2010, Ms. Jenkins was a partner in a local accounting firm in Atlanta, GA. Prior experience included audit and tax positions in public accounting firms.

Mitchell Rubenstein – Director – 69 Mr. Rubenstein co-founded and served as Chairman of HMC from its inception to June 2018, during which period the company returned approximately $37 million to shareholders in the form of dividends and share repurchases, including a tender offer. He founded Syfy Channel and numerous other media and digital businesses.

Eric Richman – Director -62 Mr. Richman is a life science executive with significant leadership, operational and strategic experience from over 25 years in the field. He is currently The CEO of Gain Therapeutics and was a Venture Partner at Brace Pharma Capital and serves on the boards of LabConnect, F2G (board observer) and previously ADMA Biologics (NASDAQ: ADMA). Previously he served as President & CEO of PharmAthene and prior to that was part of the founding team at MedImmune, responsible for the U.S. launch of its first commercial product and an integral part of the global launch teams for other products. He began his career at HealthCare Ventures, a life-sciences focused VC firm and formerly was a Director of Lev Pharmaceuticals (sold to Viropharma) and American Bank (sold to Congressional Bancshares) and served as CEO of Tyrogenex (sold to Betta Pharma).

David Seltzer – Director – 63 Mr. Seltzer is the CEO and Founder of Reliable 1 Laboratories LLC, a distributor of OTC medications and nutritional supplements to independent pharmacies, long-term care pharmacies, hospitals and government organizations. He is also a minority owner and Director at Leading Pharma LLC, a generic manufacturer of prescription drugs, having previously served as President and CEO and later Chairman of Hi-Tech Pharmacal Co., Inc., which was acquired by Akorn, Inc. for $640 million in 2014.

Jerry Wolasky – Director – 63 Mr. Wolasky has over 35 years’ experience in the wholesale pharmaceutical business, most recently for the past 15 years in his current role as President of HealthSource Distributors LLC. He previously served in executive positions of increasing responsibility for AmerisourceBergen, and its predecessor company, Bergen Brunswig.

Tracy Clifford – Director -55 Ms. Clifford has over twenty years of experience in accounting and finance, including mergers and acquisitions of public companies. Ms. Clifford is the CFO of Acorn Energy, Inc. and COO of its operating subsidiary Omnimetrix Inc. and since 2015 she has served as a contract CFO and COO for several clients, participated on advisory boards and worked on numerous project engagements. Ms. Clifford previously served as CFO, Principal Accounting Officer, Corporate Controller and Secretary for a publicly traded pharmaceutical company and a publicly-traded REIT from 1999 to 2015. Ms. Clifford’s prior experience included accounting leadership positions at United Healthcare, the North Broward Hospital District and the audit team of Deloitte & Touche.

Audit Committee; Audit Committee Financial Expert

The Company’s full board is functioning as our audit committee at the time of this Annual Report.

Compensation Committee

We do not have a compensation committee or persons participating in deliberations concerning executive officer compensation as there was no executive officer compensation paid other than hourly payments for Chief Financial Officer services during 2023 and 2022.

Nominating Committee

We do not have a nominating committee. All directors participate in the nomination and election of directors.

Section 16(a) Beneficial Ownership Reporting Compliance; Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. These persons are also required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Further, we have implemented measures to assure timely filing of Section 16(a) reports by our executive officers and directors. Based solely on our review of such forms or written representations from certain reporting persons, we believe that during 2023 our executive officers and directors complied with the filing requirements of Section 16(a).

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all our directors, officers and employees. This code of ethics is designed to comply with the NASDAQ marketplace rules related to codes of conduct.

Changes in control

There are no arrangements which may at a subsequent date result in a change in control of the Company.

Item 11. Executive Compensation.

Executive and Director Compensation

Summary Compensation Table
					Option		All Other
		Salary		Bonus	Awards		Compensation	Total
Name and Principal Position	Year	($)		($)	($)		($)	($)
Jan H. Loeb	2023	-		-	16,573	(1)	-	16,573
President and Executive Chairman	2022	-		-	27,170	(2)	-	27,170

Christine Jenkins	2023	54,000	(3)	-	1,657	(1)	-	55,657
Vice President and Chief Financial Officer	2022	58,725	(3)	-	-		-	58,725

Mitchell Rubenstein	2023	-		-	8,286	(1)	-	8,286
Director	2022	-		-	27,170	(2)	-	27,170

Eric Richman	2023	-		-	8,286	(1)	-	8,286
Director	2022	-		-	27,170	(2)	-	27,170

David Seltzer	2023	-		-	8,286	(1)	-	8,286
Director	2022	-		-	27,170	(2)	-	27,170

Jerry Wolasky	2023	-		-	8,286	(1)	-	8,286
Director	2022	-		-	27,170	(2)	-	27,170

Tracy Clifford	2023	-		-	8,286	(1)	-	8,286
Director	2022	-		-	27,170	(2)	-	27,170

(1)	Represents the grant date fair value calculated in accordance with applicable accounting principles with respect to 50,000 options granted per Director, 100,000 options granted to the President and Executive Chairman and 10,000 options granted to the Vice President and Chief Financial Officer on March 23, 2023 with an exercise price of $0.20. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 3.39% (ii) an expected term of 4.98 years (iii) an assumed volatility of 118.3067% and (iv) no dividends.
(2)	Represents the grant date fair value calculated in accordance with applicable accounting principles with respect to 100,000 options granted per Executive/Director on January 31, 2022 with an exercise price of $0.29. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 1.505% (ii) an expected term of 4 years (iii) an assumed volatility of 184.74% and (iv) no dividends.
(3)	Represents hourly fees paid to Ms. Jenkins for the provision of services as Chief Financial Officer of the Company.

Executive Compensation for 2022 and 2023

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

Outstanding Equity Awards at 2023 Fiscal Year End

The following tables set forth all outstanding equity awards made to each of the Executives and Directors that were outstanding at December 31, 2023.

Options to Purchase NovelStem International Corp. Stock
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Jan H. Loeb	50,000		0.10	November 12, 2025
	50,000		0.10	November 26, 2026
	1,000,000		0.10	November 24, 2027
	100,000		0.29	January 31, 2029
		100,000	0.20	March 23, 2030
Mitchell Rubenstein	50,000		0.10	November 12, 2025
	50,000		0.10	November 26, 2026
	1,000,000		0.10	November 24, 2027
	100,000		0.29	January 31, 2029
		50,000	0.20	March 23, 2030
Eric Richman	50,000		0.10	November 12, 2025
	50,000		0.10	November 26, 2026
	50,000		0.10	November 24, 2027
	100,000		0.29	January 31, 2029
		50,000	0.20	March 23, 2030
David Seltzer	50,000		0.10	November 12, 2025
	50,000		0.10	November 26, 2026
	50,000		0.10	November 24, 2027
	100.000		0.29	January 31, 2029
		50,000	0.20	March 23, 2030
Jerry Wolasky	50,000		0.10	November 12, 2025
	50,000		0.10	November 26, 2026
	50,000		0.10	November 24, 2027
	100,000		0.29	January 31, 2029
		50,000	0.20	March 23, 2030
Tracy Clifford	50,000		0.10	November 12, 2025
	50,000		0.10	November 26, 2026
	1,000,000		0.10	November 24, 2027
	100,000		0.29	January 31, 2029
		50,000	0.20	March 23, 2030
Christine Jenkins		10,000	0.20	March 23, 2030

Warrants to Purchase NovelStem International Corp. Stock
Name	Number of Securities Underlying Unexercised Warrants (#) Exercisable	Number of Securities Underlying Unexercised Warrants (#) Unexercisable	Warrant Exercise Price ($)	Warrant Expiration Date
Jan H. Loeb	2,250,000	-	0.13	June 28, 2025
Mitchell Rubenstein	750,000	-	0.10	June 28, 2025
Eric Richman	-	-	-	-
David Seltzer	-	-	-	-
Jerry Wolasky	-	-	-	-
Tracy Clifford	-	-	-	-
Christine Jenkins	-	-	-	-

Option and Warrant Exercises

None

Non-qualified Deferred Compensation

The Company has no deferred compensation plan in place during the years ended December 31, 2023 and 2021.

Payments and Benefits Upon Termination or Change in Control

There are no agreements in place with any Executive or Director that would provide for any amounts due under any termination scenario at December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock, as of December 31, 2023, for each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, each of our directors and all directors as a group. The Company has no executive officers. Except as indicated in footnotes to this table, we believe that the shareholders named in this table will have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such shareholders.

Security Ownership of Certain Beneficial Owners and Management

Name and Address of beneficial owner (6)	Amount and nature of beneficial ownership		Percent of total common equity (1)
Christine Jenkins	—		—
Michael Sosnowik	2,770,270		5.0%
Stephen Gans	7,034,172		12.7%
Jan Loeb	7,670,673	(2)(3)(4)	13.9%
Jerry Wolasky	10,222,973	(3)(4)	18.5%
Tracy Clifford	1,200,000	(4)	2.2%
Eric Richman	804,054	(3)(4)	1.5%
Mitchell Rubenstein	3,058,108	(4)(5)	5.5%
David Seltzer	3,574,324	(3)(4)	6.5%
All directors and officers as a group (seven persons)	26,530,132		48.0%

(1) Applicable percentage ownership is based on 46,881,475 shares of common stock outstanding as of December 31, 2023, together with securities exercisable or convertible into shares of common stock within 60 days of December 31, 2023. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of December 31, 2023, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Includes 1,108,108 held in an IRA and 874,528 held as Trustee for the Steinberg Family Trust. Includes warrants to purchase 2.25 million shares of common stock at an exercise price of $0.13 per share, options to purchase 1.10 million shares of common stock at an exercise price of $0.10 per share and options to purchase 100,000 shares of common stock at an exercise price of $0.29 per share.

(3) Includes options to purchase 150,000 shares of common stock at an exercise price of $0.10 per share and options to purchase 100,000 shares of common stock at an exercise price of $0.29 per share.

(4) Director.

(5) Includes options and warrants to purchase 1,850,000 shares of common stock at an exercise price of $0.10 per share and options to purchase 100,000 shares of common stock at an exercise price of $0.29 per share.

(6) The address of each person is c/o NovelStem International Corp. 2255 Glades Road, Suite 221A, Boca Raton, FL 33431.

Securities authorized for issuance under equity compensation plans.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders	8,760,000	$0.14	1,240,000
Total	8,760,000	$0.14	1,240,000

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Jan Loeb, our President and Executive Chairman of the Board, is also the Chairman of the Board of NewStem.

During the year ended December 31, 2022, the Company entered into note agreements with Jan Loeb, our Executive Chairman and Jerry Wolasky, a shareholder and member of the Board, to borrow up to an aggregate of $600,000 for working capital needs. The note agreements were amended in March 2024 to increase the total borrowing to $650,000 and extend the maturity date. The agreements provide for interest at a rate of 8% per annum, increased to 10% per annum for advances subsequent to November 11, 2022, and mature September 1, 2025. As of the date of this Annual Report, the full amount of $650,000 has been funded pursuant to these agreements.

On May 5, 2023, the Company entered into a long term note payable with a shareholder for $300,000 in financing to be funded $150,000 at inception and $150,000 in October 2023. This note bears interest at zero percent (0%) and matures on May 5, 2025. The note includes a guarantee which has been identified as an embedded derivative with a fair value of a liability of $535,000 at December 31, 2023.

Except as disclosed herein, no director, executive officer, stockholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since January 1, 2019, in which the amount involved in the transaction exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

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

Item 14. Principal Accountant Fees and Services.

Accounting Fees

Cherry Bekaert LLP

The following table summarizes the fees accrued and paid by NovelStem for professional services rendered by Cherry Bekaert LLP for the years ended December 31, 2023 and 2022.

	2023	2022
Audit fees	$111,605	$60,800
Tax Fees	6,400	3,500
All other fees	-	13,050
Total	$118,005	$77,350

Pre-Approval Policies and Procedures

The Audit Committee’s current policy is to pre-approve all audit and non-audit services that are to be performed and fees to be charged by our independent auditor to assure that the provision of these services does not impair the independence of the auditor. The Audit Committee pre-approved all audit and non-audit services rendered by our principal accountant in 2023 and 2022.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	Financial Statements.

The following financial statements are filed as part of this registration statement:

NOVELSTEM INTERNATIONAL CORP.

Years Ended December 31, 2023 and 2022

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

NovelStem International Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of NovelStem International Corp. as of December 31, 2023, and the related statements of operations, shareholders’ equity (deficit) and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of NovelStem International Corp. as of December 31, 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has suffered losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to NovelStem International Corp. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. NovelStem International Corp. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Kreit & Chiu CPA LLP

We have served as NovelStem International Corp.’s auditor since 2024.

New York, New York

April 1, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

NovelStem International Corp.

Boca Raton, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheet of NovelStem International Corp. (the “Company”) as of December 31, 2022, and the related statements of operations, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor from 2021 through 2022.

Fort Lauderdale, Florida

March 31, 2023

NOVELSTEM INTERNATIONAL CORP.

BALANCE SHEETS

	As of December 31,
	2023	2022

ASSETS
Current assets:
Cash	$53,063	$6,346
Accounts receivable, administrative fees	-	12,000
Prepaid expenses	33,540	40,561
Total current assets	86,603	58,907
Investment in Netco	133,709	137,011
Note receivable, NewStem	250,000	-
Investment in NewStem	1,784,234	2,090,286
Total assets	$2,254,546	$2,286,204

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$54,257	$21,203
Note payable	250,000	-
Accrued expenses	42,223	43,673
Total current liabilities	346,480	64,876
Long-term liabilities:
Long-term notes payable, including accrued interest	3,324,599	288,450
Derivative liability, guarantee	535,000	-
Total long-term liabilities	3,859,599	288,450
Total liabilities	4,206,079	353,326
Commitments and contingencies (see Note 7)
Shareholders’ equity (deficit):
Common stock, $.01 par value, 100,000,000 shares authorized, 50,316,672 shares issued at December 31, 2023 and 2022 and 46,881,475 shares outstanding at December 31, 2023 and 2022	468,815	468,815
Additional paid-in capital	290,907,217	290,604,327
Accumulated deficit	(293,127,811)	(288,940,510)
Treasury stock, at cost, 3,435,197 shares at December 31, 2023 and 2022	(199,754)	(199,754)
Total shareholders’ equity (deficit)	(1,951,533)	1,932,878
Total liabilities and shareholders’ equity (deficit)	$2,254,546	$2,286,204

The accompanying notes are an integral part of these financial statements.

NOVELSTEM INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2023	2022

Administrative fee income	$12,000	$12,000
Operating expenses:
General and administrative expenses	665,277	744,434
Litigation expenses (contra expenses) (Note 7)	2,872,522	(310,000)
Total operating expenses	3,537,799	434,434
Loss from operations	(3,525,799)	(422,434)
Other expenses:
Loss on derivative instrument	260,000	-
Interest expense	99,023	11,018
Total other expenses	359,023	11,018
Loss before income taxes	(3,884,822)	(433,452)
Provision for income tax	-	-
Net loss before equity in net loss of equity method investees	(3,884,822)	(433,452)
Equity in net loss of equity method investees	(338,618)	(719,802)
Gain on dilution of equity method investment	36,139	387,524
Net loss	$(4,187,301)	$(765,730)

Basic and diluted net loss per share:
Net loss per share - basic and diluted	$(0.09)	$(0.02)
Weighted average number of shares outstanding – basic	46,881,475	46,881,475
Weighted average number of shares outstanding – diluted	46,881,475	46,881,475

The accompanying notes are an integral part of these financial statements.

NOVELSTEM INTERNATIONAL CORP.

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

					Number		Total
			Additional		of		Shareholders’
	Number of	Common	Paid-In	Accumulated	Treasury	Treasury	Equity
	Shares	Stock	Capital	Deficit	Shares	Stock	(Deficit)

Balance, December 31, 2021	46,881,475	$468,815	$290,321,665	$(288,174,780)	3,435,197	$(199,754)	$2,415,946
Net loss	-	-	-	(765,730)	-	-	(765,730)
Stock issued	-	-	-	-	-	-	-
Stock-based compensation	-	-	282,662	-			282,662

Balance, December 31, 2022	46,881,475	468,815	290,604,327	(288,940,510)	3,435,197	(199,754)	1,932,878
Net loss	-	-	-	(4,187,301)	-	-	(4,187,301)
Stock-based compensation	-	-	302,890	-	-	-	302,890

Balance, December 31, 2023	46,881,475	$468,815	$290,907,217	$(293,127,811)	3,435,197	$(199,754)	$(1,951,533)

The accompanying notes are an integral part of these financial statements.

NOVELSTEM INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(4,187,301)	$(765,730)
Equity in net loss of equity method investees	338,618	719,802
Gain on dilution of equity method investment	(36,139)	(387,524)
Distribution from NetCo	6,875	12,591
Accretion of discount on note payable	61,815	-
Loss on derivative instrument	260,000	-
Legal fees and litigation funding fees funded by litigation funding agreement	2,819,196	-
Accrued interest added to long-term note payable	35,138	8,450
Stock-based compensation	302,890	282,662
Change in operating assets and liabilities:
Accounts receivable, administrative fees	12,000	(12,000)
Prepaid expenses	7,021	(12,245)
Accounts payable	33,054	(28,574)
Accrued expenses	(1,450)	248
Net cash used in operating activities	(348,283)	(182,320)

Cash flows from investing activities:
Loans made	(250,000)	-
Net cash used in investing activities	(250,000)	-

Cash flows from financing activities:
Proceeds from (repayment of) note payable, current	250,000	(100,000)
Proceeds from long-term note payable	395,000	280,000
Net cash from financing activities	645,000	180,000

Net change in cash	46,717	(2,320)
Cash at the beginning of the year	6,346	8,666
Cash at the end of the year	$53,063	$6,346

Supplemental cash flow information:
Cash paid during the year for:
Interest	$1,248	$8,320

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

Going Concern, Liquidity and Management’s Plans

Since inception, the Company has accumulated a deficit of approximately $293,000,000. The accumulated deficit of the Company subsequent to its business focus shift and name change in September 2018 is approximately $6,447,000 which is comprised primarily of allocated losses from equity method investments and general and administrative costs incurred by the Company.

The Company will need to obtain additional funds to continue its operations. Management’s plans with regard to these matters include additional financing and fundraising until its equity investment in NewStem is profitable. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient cash from financing on terms acceptable to the Company, or that NewStem will be able to continue as a going concern and become profitable (see Note 3).

The Company has in place a finance agreement with two individuals who are shareholders and directors to borrow $650,000 for working capital needs (see Note 4). Additionally, the Company entered into an additional finance agreement with a shareholder in 2023 to borrow $300,000 for working capital needs (see Note 4). As of the date of these financial statements, these borrowings have been fully utilized and the Company will need to obtain additional funds to continue operations for the next 12 months.

In view of the matters described above, the Company’s ability to meet financing requirements is dependent upon the ability to complete additional fundraising or obtain additional financing, and/or monetize its investment in NetCo, along with NewStem continuing as a going concern. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

NOVELSTEM INTERNATIONAL CORP.

Notes to Financial Statements

Cash and Cash Equivalents

Cash and cash equivalents include certain investments in highly liquid debt instruments with original maturities of three months or less at the date of purchase. The Company had no cash equivalents as of either year end.

Equity Investments

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors, including, among others, representation on the Investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee company. Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s Balance Sheets or Statements of Operations; however, the Company’s share of the earnings or losses of the Investee company is reflected in the caption “Equity in net income (loss) of equity method investees” in the Statements of Operations. The Company’s carrying value in an equity method Investee company is reflected in the caption “Investment in Investee company” in the Company’s Balance Sheets.

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

Derivative Financial Instruments

The Company has in place a financial instrument, in the form of a note payable, with an identified embedded derivative in the form of a guarantee. The identified embedded derivative has been bifurcated and accounted for separately. Such derivative financial instruments are measured at fair value at each financial statement reporting date. If the fair value of a financial liability (the derivative) exceeds the proceeds received for the issuance of a hybrid instrument in an arms length transaction with no rights or privileges that require separate accounting recognition as an asset identified, then the embedded derivative is recorded at fair value with the excess of fair value over proceeds recognized as a loss in earnings. During the year ended December 31, 2023, the Company recognized a loss on derivative financial instruments of $260,000. Proceeds from the note payable are shown as cash from financing instruments and the loss on derivative instrument is included as an adjustment to reconcile loss to net cash used in operating activities in the statements of cash flows for the year ended December 31, 2023.

Treasury Stock

Shares of common stock repurchased are recorded at cost as treasury stock.

NOVELSTEM INTERNATIONAL CORP.

Notes to Financial Statements

Stock-Based Compensation

The Company accounts for stock-based awards in accordance with applicable accounting principles, which requires compensation expense related to share-based transactions to be measured and recognized in the financial statements based on a determination of the fair value of the stock options. The grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model. For all stock options, the Company recognizes expense on an accelerated basis over the requisite service period (generally the vesting period of the equity grant). The Company’s option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility, expected term, and forfeiture rate. Any changes in these highly subjective assumptions significantly impact stock-based compensation expense.

Options awarded to purchase shares of common stock issued to non-employees in exchange for services are accounted for as variable awards in accordance with applicable accounting principles. Such options are valued using the Black-Scholes option pricing model.

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

NOVELSTEM INTERNATIONAL CORP.

Notes to Financial Statements

Basic and Diluted Net Loss Per Share

Basic net income per share is computed by dividing the net income by the weighted average number of shares outstanding during the year, excluding treasury stock. Diluted net income per share is computed by dividing the net income by the weighted average number of shares outstanding plus the dilutive potential of common shares which would result from the exercise of stock options and warrants. The dilutive effects of stock options and warrants are excluded from the computation of diluted net income per share if the effect of doing so would be antidilutive.

The following data represents the amounts used in computing earnings per share and the effect on net income (loss) and the weighted average number of shares of dilutive potential common stock:

	Year Ended December 31,
	2023	2022

Net loss available to common shareholders	$(4,187,301)	$(765,730)

Weighted average shares outstanding:
-Basic	46,881,475	46,881,475
Add: Warrants	-	-
Add: Stock options	-	-
-Diluted	46,881,475	46,881,475

Basic and diluted net loss per share	$(0.09)	$(0.02)

NOTE 3—EQUITY METHOD INVESTMENTS

Investment in NewStem

In 2018, the Company entered into a Share Purchase Agreement with NewStem and other related parties to provide aggregate funding of up to $4,000,000 to NewStem. This funding was to be provided through the sale of up to 50,000 common shares of NewStem to the Company representing 33% of New Stem’s outstanding shares. In 2018, the Company purchased 25,000 shares of NewStem for $2,000,000 acquiring an ownership interest of 20%. The Company made additional investments in 2019 and 2020 purchasing 12,500 shares each year for a $1,000,000 investment each year resulting in an ownership interest of 30.51% and 30.58%, respectively, as of December 31, 2023 and 2022.

The Company accounts for its investment in NewStem under the equity method. At December 31, 2023 and 2022, the carrying value of the investment in NewStem exceeded its portion of the underlying net assets of NewStem by approximately $1,800,000 and $1,900,000, respectively. The excess relates to identified intangible assets including license agreements, specialized work force (goodwill) and two separate projects of in process research and development (“IPR&D”) related to stem cell-based diagnostics and therapeutics for cancer chemotherapies.

During the years ended December 31, 2023 and 2022, the Company reimbursed NewStem for audit and audit related costs of approximately $58,000 and $105,000, respectively.

As disclosed in Note 8, the Company is in negotiations to acquire the remainder of NewStem in exchange for shares of Company stock. In anticipation of this transaction, the Company advanced $250,000 to NewStem in December 2023 and an additional $250,000 in March 2024. The related note agreement bears no interest and is payable on December 30, 2024. The agreement provides for discharge of the note upon the closing of the anticipated acquisition transaction. This note receivable has been presented as a noncurrent asset along with the investment in NewStem in the balance sheets.

The Company assesses its investment in NewStem for impairment on an annual basis or more frequently if indicators of impairment exist.

NOVELSTEM INTERNATIONAL CORP.

Notes to Financial Statements

NewStem is in the development stage and has incurred losses since its inception and has generated only minimal revenues related to a licensing agreement. NewStem will need to obtain additional funds to continue its operations. NewStem management’s plans with regard to these matters include continued development, marketing and licensing of its products, as well as seeking additional financing arrangements. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient cash from sales, licensing or financing on terms acceptable to the Company. NewStem obtained additional funding of approximately $1,450,000 in April 2022 through the sale of shares of ordinary stock. NewStem’s management has adopted a cost reduction plan in order to adjust future operation expenses to its cash balance. In October 2023, the NewStem board of directors unanimously resolved to dismiss most employees which occurred in December 2023.

The aforementioned events indicate significant difficulties to continue as a concern. Additionally, Israel declared a state of war in October 2023 which resulted in a decrease in Israel’s economic and business activity. The security situation in Israel led to a disruption in the chain of supply and production, a decrease in the volume of national transportation, and a shortage in manpower as well as a decrease in the value of financial assets. As a result of the movement and work restrictions, NewStem began operating on a limited scale. Additionally, the situation has brought further difficulties in management’s efforts to seek additional financing.

The following table represents the Company’s investment in NewStem:

	Year Ended December 31,
	2023	2022

Investment in NewStem, beginning	$2,090,286	$2,435,155
Allocation of net loss from NewStem	(342,191)	(732,393)
Gain on dilution of equity method investment	36,139	387,524
Investment in NewStem, ending	$1,784,234	$2,090,286

The results of operations and financial position of the Company’s investment in NewStem are summarized below:

	Year Ended December 31,
	2023	2022
Condensed income statement information:
License fees	$95,000	$-
Gross profit	$84,000	$-
Net loss	$(1,119,000)	$(2,341,000)
Company’s allocation of net loss from NewStem	$(342,191)	$(732,393)

	As of December 31,
	2023	2022
Condensed balance sheet information:
Current assets	$353,000	$911,000
Non-current assets	$9,000	$23,000
Current liabilities	$284,000	$97,000
Non-current liabilities	$-	$121,000

NOVELSTEM INTERNATIONAL CORP.

Notes to Financial Statements

Investment in NetCo

NovelStem owns a 50% interest in NetCo, a joint venture that owns the Net Force publishing franchise. The Company accounts for its investment in NetCo under the equity method and recognizes nominal royalties and administrative fees from this arrangement. The Company assesses its investment in NetCo for impairment on an annual basis or more frequently if indicators of impairment exist.

The following table represents the Company’s investment in NetCo:

	Year Ended December 31,
	2023	2022
Investment in NetCo, beginning	$137,011	$137,011
Allocation of net income from Netco	3,573	12,591
Distribution from NetCo	(6,875)	(12,591)
Investment in NetCo, ending	$133,709	$137,011

The results of operations and financial position of the Company’s investment in NetCo are summarized below:

	Year Ended December 31,
	2023	2022
Condensed income statement information:
Net sales	$25,789	$25,182
Gross profit	$19,422	$25,182
Net income	$7,146	$25,182
Company’s allocation of net income from NetCo	$3,573	$12,591

	As of December 31,
	2023	2022
Condensed balance sheet information:
Current assets	$1,820	$13,473
Non-current assets	$272,799	$272,799
Current liabilities	$325	$12,250
Non-current liabilities	$-	$-

NOVELSTEM INTERNATIONAL CORP.

Notes to Financial Statements

NOTE 4—NOTES PAYABLE

In December 2023, the Company entered into two short term notes payable with unrelated parties, Hewlett Fund and AIGH Investment Partners, LLC. The notes are for $125,000 each, for a total of $250,000 in borrowings utilized for the funding of NewStem. The notes bear interest at 12% per annum and mature December 21, 2024, at which time all principal and accrued interest are due and payable. The note agreements include a provision whereby, in the event of a capital raise transaction by the Company, the note holders would be entitled to participate in the transaction in an amount equal to 133% of the amounts owed on the note agreements at the closing of the transaction. Interest expense related to these notes was $822 for the year ended December 31, 2023.

Long-term notes payable are summarized as follows:

	As of December 31,
	2023	2022
Notes payable related parties:
Notes payable director and Executive Chairman	$400,000	$280,000
Accrued interest added to note balance	43,588	8,450
Total notes payable director and Executive Chairman	443,588	288,450
Note payable shareholder, principal amount	275,000	-
Less unamortized discount	(213,185)	-
Total note payable shareholder	61,815	-
Note payable, litigation funding agreement:
Note payable Omni Bridgeway (Fund 4) Invt. 3 L.P.	2,819,196	-
Total notes payable	3,324,599	288,450
Less current portion	-	-
Long-term notes payable	$3,324,599	$288,450

On April 12, 2021, the Company entered into a promissory note (the “Note”) with a related party (individual) for $100,000. The Note accrued interest at 8% per annum and matured on April 12, 2022. The proceeds of this Note were used to pay operating expenses of the Company including directors and officer insurance premiums. Interest expense accrued related to this Note was $1,198 for the year ended December 31, 2022. The Note and all accrued interest, totaling $6,752, were paid in full on February 16, 2022.

In May 2022, the Company entered into note agreements with two individuals who are related parties to borrow up to $600,000 for working capital needs. The agreements were amended in March 2024 to increase the total borrowing to $650,000 and extend the maturity date. The agreements provide for interest at a rate of 8% per annum through November 11, 2022, at which time the interest rate increased to 10% per annum for subsequent advances. The agreements mature September 1, 2025. The Company received advances of $400,000 and $280,000, respectively, pursuant to these agreements through December 31, 2023 and 2022.

On May 5, 2023, the Company entered into a long term note payable with a shareholder for $300,000 in financing to be funded $150,000 at inception and $150,000 in October 2023. This note bears interest at zero percent (0%) and matures on May 5, 2025. The note includes a guarantee which has been identified as an embedded derivative with a fair value of a liability of $535,000 at December 31, 2023 which is reported separately on the balance sheet. The fair value of the note exceeds the proceeds, and the note has been discounted at inception so that the net liability is the fair value of the derivative. Accretion of the note discount of $61,815 has been reflected as part of interest expense in the statement of operations for year ended December 31, 2023.

Note Payable, Litigation Funding Agreement

On February 11, 2022, the Company entered into a nonrecourse litigation funding agreement (the “Agreement”) with Omni Bridgeway (Fund 4) Invt. 3 L.P. (“Omni”) related to an arbitration proceeding disclosed in Note 7. The Agreement provides for Omni to fund all costs related to the arbitration up to $1,000,000 in exchange for an assignment of a certain portion of rights to and interest in claims related to this arbitration. The agreement provides for specific calculations of the portion of any claims collected to be received by Omni with the remainder collectible by the Company. Additionally, the agreement provides for repayment of funded costs pursuant to the same multiple calculations in the event of a favorable outcome that does not include the collection of claims. During the year ended December 31, 2022, the Company received $310,000 pursuant to this agreement for the reimbursement of legal costs and working capital expenditures, including previously incurred general and administrative costs.

NOVELSTEM INTERNATIONAL CORP.

Notes to Financial Statements

During July 2023, the arbitration was settled with a favorable outcome for the Company. As a result of the ruling disclosed in Note 7, the liability became probable and reasonably estimable, and the Company has recorded the full liability due to Omni as of December 31, 2023. This liability consists of expenses funded by Omni of $933,065, including $310,000 advanced for working capital, and related fees or investment return to Omni calculated as contractual multiples of funding totaling $1,886,131 as of December 31, 2023 for a total liability of $2,819,196. This agreement bears interest at 5% per annum beginning January 2024 and on January 10, 2025.

NOTE 5—EQUITY

(a) General

At December 31, 2023 and 2022 the Company had issued 50,316,672 and outstanding 46,881,475 shares of its common stock, par value $0.01 per share. The Company held 3,435,197 shares of its common stock, $.01 par value, in treasury at December 31, 2023 and 2022. Holders of outstanding common stock are entitled to receive dividends when, and if declared by the Board and to share ratably in the assets of the Company legally available for distribution in the event of a liquidation, dissolution or winding up of the Company.

(b) Summary Employee Option Information

The Company’s stock option plans provide for the grant to officers, directors, third party contractors and other future key employees of options to purchase shares of common stock. The purchase price may be paid in cash or at the end of the option term, if the option is “in-the-money”, it is automatically exercised “net”. In a net exercise of an option, the Company does not require a payment of the exercise price of the option from the optionee but reduces the number of shares of common stock issued upon the exercise of the option by the smallest number of whole shares that has an aggregate fair market value equal to or in excess of the aggregate exercise price for the option shares covered by the option exercised. Each option is exercisable to one share of the Company’s common stock. Most options expire within six years from the date of the grant and generally vest on the first anniversary date of their issuance. Pursuant to the Equity Incentive Plan approved by the Company’s board of directors on November 12, 2018, an aggregate of 5,760,000 options have been issued to directors and investor relations professionals.

The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

	Year Ended December 31,
	2023	2022
Risk-free interest rate	3.4%	1.5%
Expected term, in years	3.91	3.82
Expected volatility	118.3%	183.7%
Expected dividend yield	0%	0%
Determined weighted average grant date fair value per option	$0.17	$0.27

The expected term of the options represents an estimate of the length of time until the expected date of exercising the options. Options granted have a maximum life of 6 years. With respect to determining expected exercise behavior, the Company has grouped its option grants into certain groups in order to track exercise behavior and establish historical rates. The Company estimated volatility by considering historical stock volatility over the period since the Company’s business focus shift to biotech. The risk-free interest rates are based on the U.S. Treasury yields for a period consistent with the expected term. The dividend yield of 0% is based on the Company’s history and expectation of dividend payout. The Company has not paid and does not anticipate paying of dividends in the near future.

NOVELSTEM INTERNATIONAL CORP.

Notes to Financial Statements

(c) Summary Option Information

A summary of the Company’s option plans as of December 31, 2023 and 2022, as well as changes during each of the years then ended, is presented below:

	Year Ended December 31,
	2023		2022
	Number	Weighted	Number	Weighted
	of	Average	of	Average
	Options	Exercise	Options	Exercise
	(in shares)	Price	(in shares)	Price
Outstanding at beginning of year	5,400,000	0.14	4,300,000	0.10
Granted	360,000	0.20	1,100,000	0.29
Outstanding at end of year	5,760,000	0.14	5,400,000	0.14
Exercisable at end of year	5,400,000	0.14	4,800,000	0.12

Stock-based compensation expense was approximately $303,000 and $283,000 in the years ending December 31, 2023 and 2022, respectively.

The total compensation cost related to non-vested awards not yet recognized was approximately $13,000 and $13,000, respectively, as of December 31, 2023 and 2022. An award of 500,000 options granted on January 31, 2022 had special vesting provisions whereby the awards fully vested in 2022.

(d) Warrants

The Company has issued warrants at exercise prices equal to or greater than market value of the Company’s common stock at the date of issuance. A summary of warrant activity follows:

Year Ended December 31,
	2023		2022
	Number of	Weighted	Number	Weighted
	shares	Average	of	Average
	underlying	Exercise	Options	Exercise
	warrants	Price	(in shares)	Price
Outstanding at beginning of year	3,000,000	0.12	3,000,000	0.12
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at end of year	3,000,000	0.12	3,000,000	0.12

The warrant agreements were amended on May 12, 2023 to extend the expiration date to June 28, 2025. The warrants outstanding at December 31, 2023 have a weighted average remaining contractual life of approximately one and a half years. The Company recognized $243,000 in stock-based compensation expense related to the increase in fair value of warrants pursuant to the modification of the warrant term during the year ended December 31, 2023. No such expense was recognized related to the warrants during the year ended December 31, 2022.

NOVELSTEM INTERNATIONAL CORP.

Notes to Financial Statements

NOTE 6—INCOME TAXES

For the years ended December 31, 2023 and 2022, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2023 and 2022, the Company had approximately $54,000,000 and $61,000,000, respectively of net operating losses subject to IRC Section 382 limitations, of which $9,900,000 and $6,400,000, respectively, were available for carryforward after the consideration of IRC Section 382 limitations. State of Florida net operating losses available for carryforward approximate the federal net operating loss carryforward amounts.

The Company’s federal and state net operating losses began expiring in 2021. Approximately $8,000,000 and $4,000,000, respectively of federal and state losses expired in December 2023, and approximately $55,000,000 and $25,000,000, respectively, of federal and state losses expired in December 2022. The Company has approximately $5,331,000 in federal and state losses that do not expire. The remaining losses expire from 2024 through 2036. The majority of these expiring losses are further limited by IRC section 382 as shown in the deferred tax table below. All such deferred tax assets have been offset with a full valuation allowance.

The Company’s income tax provision differs from the expense that would result from applying statutory rates to income before taxes. A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2023	2022

Computed tax at the federal statutory rate of 21%	$(879,333)	$(160,803)
State income taxes, net of federal income tax benefit	(181,938)	(33,271)
Foreign rate differential	(48,968)	(171,089)
Change in federal valuation allowance	1,110,239	365,163
Total provision for income tax	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets as of December 31, 2023 and 2022 consist of the following:

	As of December 31,
	2023	2022

Outside tax basis difference in equity investments	$1,700,000	$1,700,000
Federal and state net operating loss carryforwards available after consideration of IRC Section 382 limitations	2,540,308	1,686,708
General business credit	41,551	41,551
Related party interest and accretion of note discount	25,691	-
Loss on derivative instrument	68,900
Stock compensation	252,275	174,009
Total deferred tax assets	4,630,725	3,602,268
Federal and state net operating loss carryforwards subject to IRC Section 382 limitations	13,644,005	15,465,570
Less valuation allowance for net operating loss limitations	(13,644,005)	(15,465,570)
Valuation allowance	(4,130,103)	(2,971,573)
Subtotal deferred tax assets	500,622	630,695
Deferred tax liability, equity method basis difference	(500,622)	(630,695)
Net deferred tax assets	$-	$-

Management has evaluated all tax positions that could have a significant effect on the combined financial statements and determined the Companies had no significant uncertain income tax positions at December 31, 2023 and 2022.

NOVELSTEM INTERNATIONAL CORP.

Notes to Financial Statements

NOTE 7—COMMITMENTS AND CONTINGENCIES

The Company was the claimant in an arbitration proceeding against their 50% partner in NetCo. The Company initiated the arbitration proceeding in an effort to maximize the total potential value to be derived from fully utilizing the NetCo intellectual property across publishing, entertainment, digital media, merchandising and other ancillary markets. Arbitration hearings were held at the end of July 2022. Arbitration proceedings for the joint owners of NetCo concluded during 2022 and the arbitrator rendered a decision in July 2023. The arbitrator ruled against the Company on certain key issues of the arbitration and in the Company’s favor on two key issues of the arbitration.

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

As a result of this ruling, the costs related to the litigation funding agreement disclosed in Note 4 were recognized. Total costs related to the litigation and the related litigation funding agreement of $2,819,196, including a reversal of the prior period contra expenses, were recorded during the December 31, 2023 and were separately stated in the statement of operations.

NOTE 8—SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date these financial statements were available to be issued and filed with the SEC.

During the fourth quarter of 2023, the Company entered into negotiations with NewStem stockholders for the acquisition of the shares not held by the Company. The negotiations are ongoing for the transaction in which the Company would acquire all outstanding shares in exchange for shares of NovelStem stock. Company management anticipates the transaction to conclude in the second quarter of 2024. In anticipation of the Company acquiring the remaining ownership of NewStem, the Company has loaned $500,000 to NewStem to ensure continuing operations. The Company advanced $250,000 of this loan to NewStem in December 2023 and the remainder in March 2024. See Note 3.

As disclosed in Note 4, related party loan agreements were amended in March 2024 to increase the total borrowing to $650,000 and extend the maturity date to September 1, 2025. The Company received an advances of $250,000 on these agreements which was utilized to fund NewStem in March 2024 fully utilizing available borrowings.

(b)	Exhibits.

Exhibit Number	Description

3.1	Third Amended and Restated Articles of Incorporation December 1999 (1)

3.2	Articles of Amendment to Articles of Incorporation 2004 (1)

3.3	Articles of Amendment to Articles of Incorporation 2018 (1)

3.4	Bylaws (1)

3.5	Articles of Association of NewStem (1)

10.1	Equity Incentive Plan (1)

10.2	Joint Venture Agreement by and between the Company and NetCo (1)

10.3	Financing Agreement dated May 2022 (1)

10.4	Amendment to Financing Agreement dated July 2022 (1)

10.5	Promissory Note issued to Jan Loeb (1)

10.6	Promissory Note issued to Jerry Wolasky (1)

10.7	Form of NovelStem Subscription Agreement (1)

10.8	NewStem Share Purchase Agreement (1)

10.9	Redacted Litigation Funding Agreement with Omni Bridgeway (1)

10.10	Promissory Note issued to Stephen Gans

10.11	1st Amendment to Promissory Note issued to Jan Loeb

10.12	1st Amendment to Promissory Note issued to Jerry Wolasky

10.13	Certification of Principal Executive Officer and Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

10.14	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

10.15	Certification of Principal Executive Officer and Executive Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.16	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Previously filed.

28

(c)	Financial statements of fifty percent or less owned subsidiaries.

NewStem Ltd.

Financial Statements

As of December 31, 2023

NewStem Ltd.

Financial Statements as of December 31, 2023

Somekh Chaikin

KPMG Millennium Tower

17 Ha’arba’a Street, PO Box 609

Tel Aviv 61006, Israel

+972 3 684 8000

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of NewStem Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NewStem Ltd. as of December 31, 2023 and 2022, the related statements of operations, changes in shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1C to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Somekh Chaikin

Somekh Chaikin

Member Firm of KPMG International

We have served as the Company’s auditor since 2021.

Tel Aviv, Israel

March 20, 2024

KPMG Somekh Chaikin, an Israeli partnership and a member firm of the KPMG global organization of independent member firms affiliated with KPMG International Limited, a private English company limited by guarantee

NewStem Ltd.

Balance Sheets as of December 31,

		2023	2022
	Note	US$ thousands	US$ thousands

Assets

Current assets
Cash and cash equivalents	3	324	878
Other current assets	4	29	33

Total current assets		353	911

Non-current assets
Property and equipment, net	5	9	23

Total assets		362	934

Liabilities and shareholders’ equity

Current liabilities
Accounts payable	6	34	97
Related party	10	250	-

Total current liabilities		284	97

Non-current liabilities
Convertible financial instrument	7F	-	121

Total liabilities		284	218

Commitments and contingent liabilities	9

Shareholders’ equity	7
Ordinary shares		*	*
Additional paid-in capital		9,167	8,686
Accumulated deficit		(9,089)	(7,970)

Total shareholders’ equity		78	716

Total liabilities and shareholders’ equity		362	934

/s/ Jan Loeb
Jan Loeb
Chairperson of the Board

Date of approval of the financial statements: March 20, 2024

*	Represents an amount less than $1 thousand.

The accompanying notes are an integral part of the financial statements.

NewStem Ltd.

Statements of Operations for the Year Ended December 31,

		2023	2022
	Note	US$ thousands	US$ thousands

Revenues	8	95	-

Cost of revenues	9A	11	-

Gross profit		84	-

Operating expenses:

Research and development expenses	2H	965	2,299
Less – grants and participations received	9B	-	(200)
Research and development expenses, net		965	2,099

General and administrative expenses, net		240	245

Operating loss		1,121	2,344

Financial income, net		(2)	(3)

Loss for the year		1,119	2,341

The accompanying notes are an integral part of the financial statements.

NewStem Ltd.

Statements of Changes in Shareholders’ Equity

			Additional
			paid-in	Accumulated
	Ordinary shares		capital	Deficit	Total
	Number of shares	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Balance as of January 1, 2022	158,696	*	6,734	(5,629)	1,105

Issuance of ordinary shares, net	4,798	*	1,450	-	1,450
Stock based compensation	-	-	502	-	502
Loss for the year	-	-	-	(2,341)	(2,341)

Balance as of December 31, 2022	163,494	*	8,686	(7,970)	716

Conversion of convertible financial instrument	412	-	125	-	125
Stock based compensation	-	-	356	-	356
Loss for the year	-	-	-	(1,119)	(1,119)

Balance as of December 31, 2023	163,906	*	9,167	(9,089)	78

*	Represents an amount less than $1 thousand.

The accompanying notes are an integral part of the financial statements.

NewStem Ltd.

Statements of Cash Flows for the year ended December 31

	2023	2022
	US$ thousands	US$ thousands

Cash flows from operating activities

Loss for the year	(1,119)	(2,341)

Adjustments required to reconcile loss to net cash used in operating activities:

Depreciation	14	18
Revaluation of convertible financial instrument	4	(13)
Stock based compensation	356	1,273
Decrease in other current assets	4	20
Decrease in other liabilities	-	(100)
Decrease in accounts payable	(63)	(30)

Net cash used in operating activities	(804)	(1,173)

Cash flows from financing activities

Funds received from a related party	250	-
Issuance of ordinary shares, net	-	1,450

Net cash provided by financing activities	250	1,450

Net increase (decrease) in cash and cash equivalents	(554)	277

Cash and cash equivalents at the beginning of the year	878	601

Cash and cash equivalents at the end of the year	324	878

Non-cash financing activities

Conversion of convertible financial instrument	125	-

The accompanying notes are an integral part of the financial statements.

NewStem Ltd.

Notes to the Financial Statements for the year ended December 31, 2023

Note 1 - General

A.	NewStem Ltd. (“the Company”) was incorporated in September 2016 under the laws of the State of Israel and commenced its business operations in July 2018.

B.	The Company is a development stage company utilizing its pioneering intellectual property related to haploid human embryonic stem cells for the development of personalized diagnostics and therapeutics for genetic and epigenetic diseases.

C.	Going Concern

Since inception, the Company has accumulated losses of US$9,089 thousand. During the year ended December 31, 2023, the Company has incurred losses of US$1,119 thousand. As of December 31, 2023, the Company’s cash and cash equivalents balance is US$324 thousand, and the net cash used in operating activities during 2023, is US$804 thousand.

The Company will need to obtain additional funds to continue its operations over the next 12 months. Management’s plans with regard to these matters include continued development, marketing and licensing of its products, as well as seeking additional financing arrangements. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient cash from sales, licensing or financing on terms acceptable to the Company (see also Note 1D). The Company’s management has adopted a cost reduction plan in order to adjust future operation expenses to its cash balance. On October 23, 2023, the board of directors of the Company unanimously resolved, due to the financial status of the Company, to hold a hearing for most of the Company’s employees to be followed by a dismissal notice, which occurred on December 31, 2023.

The above-mentioned events incur significant difficulties to continue to operate the Company’s business and there is a substantial doubt about its ability to continue as a going concern during the look-forward period. The financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

D.	“Iron Swords” war

Following the brutal attacks on Israel, the mobilization of army reserves, and the Government declaring a state of war (“Iron Swords” war) in October 2023, there was a decrease in Israel’s economic and business activity. The security situation has led, inter alia, to a disruption in the chain of supply and production, a decrease in the volume of national transportation, a shortage in manpower as well as a decrease in the value of financial assets and a rise in the exchange rate of foreign currencies in relation to the shekel.

As a result of the movement and work restrictions, the Company began operating on a limited scale, and most of the employees were instructed to work from home. In addition, the situation has brought further difficulties in management’s efforts to seek additional financing arrangements.

E.	Definitions

In these financial statements –

1.	The Company – NewStem Ltd.

2.	Related Party – Within its meaning in ASC 850, “Related Party Transactions”.

NewStem Ltd.

Notes to the Financial Statements for the year ended December 31, 2023

Note 2 - Significant Accounting Policies

The significant accounting policies applied on a consistent basis are as follows:

  A. Basis of Presentation

The financial statements are prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).

  B. Functional currency

The currency of the primary economic environment in which the Company conducts its operations is the U.S. dollar. The Company raises funds in US dollars and manages its budget in US dollars. Initial revenues recorded in 2023 were generated in US dollars, and future revenues are also expected to be generated in US dollars. Accordingly, the Company uses the U.S. dollar as its functional and reporting currency.

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

Long-lived assets held and used by the Company, are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable. No such impairment was recorded in 2023 or 2022.

NewStem Ltd.

Notes to the Financial Statements for the year ended December 31, 2023

Note 2 - Significant Accounting Policies (cont’d)

  F. Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.

Cash and cash equivalents are invested in a major bank in Israel. Management believes that the financial institution that holds the Company’s investments is financially sound and, accordingly, a minimal credit risk exists with respect to these investments.

The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

  G. Severance pays

Pursuant to Section 14 of the Severance Compensation Law, 1963 (“Section 14”), the Company’s employees, covered by this section, are entitled only to monthly deposits, at a rate of 8.33% of their monthly salary, made in their name with insurance companies and/or pension funds. Payments in accordance with Section 14 release the Company from any liability for future severance payments in respect of those employees. Deposits under Section 14 are not recorded as an asset in the Company’s balance sheet. All of the Company’s employees are included under Section 14.

  H. Research and development costs

Research and development expenses consist mainly of labor costs. Costs are expensed as incurred.

A grant received is offset from research and development expenses. See also Note 2M.

  I. Income taxes

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

NewStem Ltd.

Notes to the Financial Statements for the year ended December 31, 2023

Note 2 - Significant Accounting Policies (cont’d)

  J. Fair value of financial instruments

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

Level 1	-	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2	-	Other inputs that are directly or indirectly observable in the marketplace.

Level 3	-	Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

  K. Collaborative arrangement

The Company may enter into collaborative agreement with a third party. According to such agreement, the Company further develops its intellectual property to meet the needs of the third party and is entitled to royalties from any future sales that include its IP. The Company also receives reimbursement for the R&D costs it incurred as part of such agreement. Such agreements are considered to be within the scope of ASC 808 Collaborative Arrangements (“ASC 808”), as the parties are active participants and exposed to the risks and rewards of the collaborative activity. Performing R&D services for reimbursement is considered to be a collaborative activity under the scope of ASC 808. The Company records reimbursement payments received from the collaboration partner as reductions to R&D expense.

L. Stock-based compensation

The Company accounts for its stock options grants under the fair value recognition provisions of ASC Topic 718. The Company currently uses the straight-line amortization method for recognizing share option compensation costs. The Company recognizes compensation cost for an award with only service conditions that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award, provided that the cumulative amount of compensation cost recognized at any date at least equals the portion of the grant-date value of such award that is vested at that date. The Company has elected to account for forfeitures as they occur; any compensation cost previously recognized for an award that is forfeited because of a failure to satisfy the service condition is reversed in the period of the forfeiture.

The Company records prepaid stock-based payment as an asset in cases where a fully vested equity award was granted but the services have not been fully received, as required by ASC 718-10 Stock compensation. See also note 7C.

NewStem Ltd.

Notes to the Financial Statements for the year ended December 31, 2023

Note 2 - Significant Accounting Policies (cont’d)

  M. Grants received

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

Grants that do not include a specific deliverable in the terms are offset from research and development expenses.

  N. Leases

The Company is a lessee in two agreements.

1.	Laboratory

The Company leases a certain portion of a laboratory space for its use from a related party.

The leased space of the laboratory is not considered to be an identified asset as the agreement does not explicitly specify a distinct space for the Company’s use, nor implicitly specify a distinct space as it does not represent a substantial portion of the laboratory’s capacity. Furthermore, other parties may also use the laboratory and have access to the laboratory. Therefore, the lease is not under the scope of ASC-842. (see also Note 9D).

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

  O. Revenue recognition

The Company views granting of licenses and sublicenses as outputs of its ordinary business activities, and recipients of such licenses as customers. Thus, the Company considered such licenses agreements to be in the scope of ASC 606 Revenue from Contracts with Customers (“ASC 606”). The Company has a sublicense agreement with one customer (the “Agreement”). The Company determined that the customer has received rights of use of the IP, which are functional in nature, since the Company will not perform any activities to change functionality of the IP during the terms of the sub-license. As prescribed by ASC 606, revenue from right to use IP is recognized at a point in time, when the customer receives access to the IP. The Company did not identify a promise to provide future services in the Agreement, and hence the rights to use the IP are the only performance obligations in the Agreement. Sales-based royalties and milestone payments dependent of future sales will be recognized upon the occurrence of applicable future sales, under the royalty exception. Other milestone payments are currently fully constrained under the variable consideration guidance.

NewStem Ltd.

Notes to the Financial Statements for the year ended December 31, 2023

Note 3 - Cash and Cash Equivalents

The Company’s cash and cash equivalents balance as of December 31, 2023, and 2022, is denominated in the following currencies:

	December 31
	2023	2022
	US$ thousands	US$ thousands

US Dollars	257	811
New Israeli Shekels	67	57
Euro	-	9
Great British Pound	-	1

	324	878

Note 4 - Other Current Assets

	December 31
	2023	2022
	US$ thousands	US$ thousands

Government institutions	3	29
Prepaid expenses	12	4
Related parties	14	-

	29	33

Note 5 - Property and Equipment, net

	December 31
	2023	2022
	US$ thousands	US$ thousands

Cost:
Software and Computers	62	62

Accumulated depreciation:
Software and Computers	53	39

Depreciated cost	9	23

NewStem Ltd.

Notes to the Financial Statements for the year ended December 31, 2023

Note 6 - Accounts payable

	December 31
	2023	2022
	US$ thousands	US$ thousands

Employees and payroll accruals	21	53
Accrued expenses and other payables	13	44

	34	97

Note 7 - Share Capital

Composition:

	As of December 31, 2023
	Authorized	Issued and fully paid
	Number of shares

Ordinary shares NIS 0.01 par value (“Ordinary Shares”)	1,000,000	163,906

	As of December 31, 2022
		Issued and
	Authorized	fully paid
	Number of shares

Ordinary shares	1,000,000	163,494

A.	In 2016, the Company issued to its founders 100,000 Ordinary Shares.

B.	In June 2018, the Company entered into an investment agreement for the issuance of 50,000 Ordinary Shares, representing 33% of the Company’s issued and outstanding shares for a total consideration of $4,000 thousands. In 2018, the Company issued to its investors 25,000 Ordinary Shares for a total amount of $2,000 thousands. The remainder of the investment in the amount of $2,000 thousands was subject to two equal tranches milestones. During 2019 the Company issued additional 12,500 Ordinary Shares for a total amount of $1,000 thousands.

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

Notes to the Financial Statements for the year ended December 31, 2023

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

Below is a summary of employee option activity under the Company’s equity incentive plan during the current year:

	Year ended December 31, 2023
			Weighted
		Weighted	average
		average	remaining
	Number of	exercise price	contractual
	options	US$	term (years)

Outstanding at the beginning of the year	13,145	146.63
Forfeited	(6)	80
Outstanding at the end of the year	13,139	146.66	1.80

Exercisable at the end of the year	12,598	144.38	1.58

The following table sets forth the total stock-based compensation expense resulting from stock options included in the statements of operations.

	Year ended December 31
	2023	2022
	US$ thousands	US$ thousands

Research and development	212	321
General and administrative	144	181

Total stock-based compensation expense	356	502

NewStem Ltd.

Notes to the Financial Statements for the year ended December 31, 2023

Note 7 - Share Capital (cont’d)

F.	Convertible Financial Instruments

In November 2021, the Company signed a Simple Agreement for Future Equity (“SAFE”) with an investor in the amount of 100 thousand Great British Pound (“GBP”) (approximately US$134 thousands). According to the agreement, the SAFE does not bear interest and is convertible to the Company’s ordinary shares, as follows:

(a)	In the event of a financing round of at least 1 million GBP, the SAFE will be automatically converted at the end of the round into ordinary shares at the price determined in such round.

(b)	In the event that the financing round is below 1 million GBP, the SAFE may be converted into ordinary shares at the price determined in such round, at the discretion of the investor.

(c)	If no financing round occurs, the SAFE amount shall automatically be converted into ordinary shares at the earlier of: (a) an M&A transaction – using the price per share determined in such transaction, or (b) 36 months after the date of the agreement, at the fair market value of an ordinary share at that time.

The SAFE was treated for accounting purposes as a liability, since this arrangement is settled in a variable amount of shares and the investor is not exposed to the changes in the fair value of the shares during the period from the transfer of funds until conversion.

The convertible financial instrument was presented at fair value. The convertible financial instrument is considered a Level 3 fair value measurement.

In November 2023, upon closing of the round (see also Note 7D), the SAFE was converted to 412 Ordinary Shares, according to scenario (a).

The changes in the liability measured at fair value for which the Company has used Level 3 inputs to determine fair value are as follows:

	2023	2022
	US$ thousands	US$ thousands

Balance as of January 1,	121	134
Change in fair value	4	(13)
Conversion of a convertible financial instrument	(125)	-

Balance as of December 31,	-	121

Note 8 - Revenues

On December 23, 2022, The Company signed a Sub-License Agreement (the “Agreement”), which entered into effect in January 2023, for a sub-license of the Company’s intellectual property related to Fragile X Syndrome (“IP”).

In consideration for the grant of each period of the sub-license, the Company will be entitled to license fees of a lump sum of US$95 thousands for years 1-5 (“First License Period”), US$50 thousand per year for years 6-7, US$100 thousand per year for year 8 and onwards. The Company is also entitled for reimbursement of patent costs that were incurred in the past relating the intellectual property, of approximately $24 thousand and will be entitled for reimbursement of future patent costs. These reimbursements will be accounted for as reduction of General and administrative expenses.

NewStem Ltd.

Notes to the Financial Statements for the year ended December 31, 2023

Note 8 - Revenues (cont’d)

In addition, the Company will be entitled to royalties upon future sales of products that are based on the Company’s licensed intellectual property at a rate of 3.5% of the net sales or 50% of sales-based sub-license income, sublicense fees at a rate of up to 13.2% - 22.0% of sublicense consideration, subject to certain terms, as outlined in the Agreement. Moreover, the Company is entitled to certain future milestones payments, partly based on sales and partly based on reaching Phase III clinical trials. The Company also received a right to receive a fee equal to 0.5% of the customer’s exit consideration (“Exit Fee”), which will be received upon an exit event of the customer, as defined in the Agreement. Based on the estimated date of the customer’s exit event and the discount rate used to calculate the current value of the Exit Fee, the fair value of the Exit Fee as of the inception date of the Agreement was considered to be immaterial.

The Company determined that the customer has received rights of use of the IP, which are functional in nature, since the Company will not perform any activities to change functionality of the IP during the terms of the sub-license. The Company did not identify a promise to provide future services in the Agreement, and hence the rights to use the IP are the only performance obligations in the Agreement. Therefore, the Company recognized revenues of $95 thousand in 2023, for the First License Period.

Sales-based royalties and milestone payments dependent of future sales will be recognized upon the occurrence of applicable future sales, under the royalty exception. Other milestone payments are currently fully constrained under the variable consideration guidance.

Note 9 - Commitments and Contingent Liabilities

A.	Royalties

As part of the Company’s research and development efforts, the Company received licenses to use intellectual property developed by Yissum Research and Development Company of the Hebrew University of Jerusalem (“Yissum”) and New York Stem Cell Foundation (“NYSCF”). During 2017, Yissum and NYSCF granted the Company an exclusive license to make commercial use of that intellectual property, in order to develop, manufacture, market, distribute or sell products, subject to certain terms and events. In consideration for the grant of the license, the Company shall pay Yissum and NYSCF royalties at a rate of up to 3% of the net sales and sublicense fees at a rate of up to 12% of sublicense consideration, subject to certain terms, as set forth in the agreement. As of December 31, 2023, a provision in the amount of US$11 thousands was recorded for these commitments in the financial statements.

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

NewStem Ltd.

Notes to the Financial Statements for the year ended December 31, 2023

Note 9 - Commitments and Contingent Liabilities (cont’d)

C.	Master Innovation Hub Agreement

On October 31, 2022, the Company entered into an agreement with a third party, according to the agreement the Company will develop an IP using the third party’s research data in exchange for 1.5% royalties from future sales and 10% royalties from future licenses. In addition, the Company will issue the third-party shares on the earliest of the following milestones:

a.	The FDA approval of the Product.

b.	A Change in Control of the Company provided that the collaboration is completed as described in the Development Plan.

c.	The execution of a Memorandum of Understanding (or equivalent) between the Company and the third party for the investment of funds from the third party into the Company.

As of December 31, 2023, the Company does not expect any future sales or licenses nor does the Company considers an FDA approval or change in control of the company as events that are probable to occur. Therefore, no balances were recorded for these commitments in the financial statements.

D.	Laboratory Renting Agreement

The Company rents a laboratory from Yissum starting July 1, 2018. The rent is for an initial three-year term expiring on June 30, 2021. The Company extended the lease until December 31, 2023, and it has an option to further extend the term for an additional one-year period. Each party shall be entitled to terminate the agreement within 30 days’ notice. The company shall pay NIS 3,000 per company employee per month.

Total rent cost associated with this lease for the year ended December 31, 2023, and 2022 was US$21 thousand and US$43 thousand, respectively.

Note 10 - Related Parties

The Company engaged with its shareholders to receive consulting services and laboratory renting (see also Note 9D).

In addition, the Company is required to pay a shareholder sublicense fees at a rate of up to 12% of sublicense (see also Note 9A).

A.	Transactions

	Year ended	Year ended
	December 31 2023	December 31 2022
	US$ thousands	US$ thousands

Cost of revenues	11	-

Research and development expenses	176	353

NewStem Ltd.

Notes to the Financial Statements for the year ended December 31, 2023

Note 10 - Related Parties (cont’d)

B.	Balances

	December 31, 2023	December 31, 2022
	US$ thousands	US$ thousands

Other current assets	14	-

Accounts payable	11	-

Related party (*)	250	-

(*)	The Company negotiates with a related party to make an additional investment in the Company. In December 2023, as part of this negotiation, the Company received funds from the related party in the amount of US$250 thousand. Due to the fact that no binding agreement was signed as of December 31, 2023, the funds received were classified as a current liability.

Note 11 - Taxes on Income

A.	The Company is incorporated in Israel and is subject to Israeli taxation.

B.	The Israeli corporate income tax rate was 23% in 2023 and 2022.

The main reconciling items from the statutory tax rate of the Company to the effective tax rate (0%) is the change in valuation allowance (see note 11D) and non-deductible expenses.

C.	Net operating loss carried forward

As of December 31, 2023, the Company has net operating tax losses carried forward indefinitely of approximately US$4.4 million, (December 31, 2022 - US$3.8 million).

D.	Deferred income taxes

The tax effects of temporary differences that give rise to significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2023	2022
	US$ thousands	US$ thousands

Deferred tax assets:
Net operating losses	1,024	885
Research and development credit carried forward	188	229
Other	12	26
	1,224	1,140

Less valuation allowance	(1,224)	(1,140)

Net deferred tax assets	-	-

The net change in the total valuation allowance was an increase of US $84 thousand in 2023 and an increase of US $187 thousand in 2022.

The Company has provided a full valuation allowance in respect of deferred tax assets resulting from the tax loss carried forward. Management currently believes that, since the Company has a history of losses, it is more likely than not that the deferred tax assets related to the loss carried forward and other temporary differences will not be realized in the foreseeable future.

Item 16. Form 10–K Summary.

Not applicable

29

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 1, 2024.

NovelStem International Corp.

By:	/s/ Jan H Loeb
Jan H. Loeb
President and Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jan H. Loeb	President and Executive Chairman	April 1, 2024
Jan H. Loeb

/s/ Christine Jenkins	Vice President and Chief Financial Officer	April 1, 2024
Christine Jenkins

/s/ Mitchell Rubenstein	Director	April 1, 2024
Mitchell Rubenstein

/s/ Eric Richman	Director	April 1, 2024
Eric Richman

/s/ David Seltzer	Director	April 1, 2024
David Seltzer

/s/ Jerry Wolasky	Director	April 1, 2024
Jerry Wolasky

/s/ Tracy Clifford	Director	April 1, 2024
Tracy Clifford

30