Form 10-Q
period 2024-03-31
NovelStem International Corp.
filed 2024-05-15
CIK 912544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2024
Common Stock, $0.01 par value per share	46,881,475

NOVELSTEM INTERNATIONAL CORP.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended March 31, 2024

PART I

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOVELSTEM INTERNATIONAL CORP.

CONDENSED BALANCE SHEETS

	As of
	March 31,	December 31,
	2024	2023
	(Unaudited)

ASSETS
Current assets:
Cash	$5,181	$53,063
Accounts receivable, administrative fees	3,000	-
Prepaid expenses	27,855	33,540
Total current assets	36,036	86,603
Investment in Netco Partners	132,358	133,709
Note receivable, NewStem Ltd	500,000	250,000
Investment in NewStem Ltd	1,732,375	1,784,234
Total assets	$2,400,769	$2,254,546

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$149,672	$54,257
Notes payable	250,000	250,000
Current portion of long-term notes payable, including accrued interest	2,850,916	-
Accrued expenses	45,974	42,223
Total current liabilities	3,296,562	346,480
Long-term liabilities:
Long-term notes payable, including accrued interest, net	810,527	3,324,599
Derivative liability, guarantee	535,000	535,000
Total long-term liabilities	1,345,527	3,859,599
Total liabilities	4,642,089	4,206,079
Commitments and contingencies (see Note 7)
Shareholders’ deficit:
Common stock, $.01 par value, 100,000,000 shares authorized, 50,316,672 shares issued, and 46,881,475 shares outstanding as of March 31, 2024 and December 31, 2023	468,815	468,815
Additional paid-in capital	290,920,710	290,907,217
Accumulated deficit	(293,431,091)	(293,127,811)
Treasury stock, at cost, 3,435,197 shares as of March 31, 2024 and December 31, 2023	(199,754)	(199,754)
Total shareholders’ deficit	(2,241,320)	(1,951,533)
Total liabilities and shareholders’ deficit	$2,400,769	$2,254,546

The accompanying notes are an integral part of these condensed financial statements.

NOVELSTEM INTERNATIONAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023

Administrative fee income	$3,000	$-
Operating expenses:
General and administrative expenses	183,306	164,792
Total operating expenses	183,306	164,792
Loss from operations	(180,306)	(164,792)
Other expenses:
Gain on derivative instrument	(25,000)	-
Interest expense	94,764	7,313
Total other expenses	69,764	7,313
Loss before income taxes	(250,070)	(172,105)
Provision for income tax	-	-
Loss before equity in net income of equity method investees	(250,070)	(172,105)
Equity in net loss of equity method investees	(53,210)	(96,716)
Net loss	$(303,280)	$(268,821)
Basic and diluted net loss per share:
Net loss per share - basic and diluted	$(0.01)	$(0.01)
Weighted average number of shares outstanding - basic and diluted	46,881,475	46,881,475

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOVELSTEM INTERNATIONAL CORP.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

For the Three Months Ended March 31, 2024:

	Number of	Common	Additional Paid-In	Accumulated	Number of Treasury	Treasury	Total Shareholders’
	Shares	Stock	Capital	Deficit	Shares	Stock	Equity

Balance, January 1, 2024	46,881,475	$468,815	$290,907,217	$(293,127,811)	3,435,197	$(199,754)	$(1,951,533)
Net loss	-	-	-	(303,280)	-	-	(303,280)
Stock option compensation	-	-	13,493	-	-	-	13,493
Balance, March 31, 2024	46,881,475	$468,815	$290,920,710	$(293,431,091)	3,435,197	$(199,754)	$(2,241,320)

For the Three Months Ended March 31, 2023:

			Additional		Number of		Total
	Number of	Common	Paid-In	Accumulated	Treasury	Treasury	Shareholders’
	Shares	Stock	Capital	Deficit	Shares	Stock	Equity

Balance, January 1, 2023	46,881,475	$468,815	$290,604,327	$(288,940,510)	3,435,197	$(199,754)	$1,932,878
Net loss	-	-	-	(268,821)	-	-	(268,821)
Stock option compensation	-	-	15,077	-	-	-	15,077
Balance, March 31, 2023	46,881,475	$468,815	$290,619,404	$(289,209,331)	3,435,197	$(199,754)	$1,679,134

The accompanying notes are an integral part of these condensed financial statements.

NOVELSTEM INTERNATIONAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(303,280)	$(268,821)
Equity in net loss of equity method investees	53,210	96,716
Distribution from NetCo Partners	-	7,875
Accretion of discount on note payable	44,398	-
Gain on derivative instrument	(25,000)	-
Accrued interest added to long-term notes payable	42,446	7,079
Stock-based compensation	13,493	15,077
Change in operating assets and liabilities:
Accounts receivable, administrative fees	(3,000)	12,000
Prepaid expenses	5,685	994
Accounts payable	95,415	107,296
Accrued expenses	3,751	(6,000)
Net cash used in operating activities	(72,882)	(27,784)

Cash flows from investing activities:
Loans made	(250,000)	-
Net cash used in investing activities	(250,000)	-

Cash flows from financing activities:
Proceeds from long term notes payable	275,000	62,000
Net cash provided by financing activities	275,000	62,000

Net change in cash	(47,882)	34,216
Cash at the beginning of the period	53,063	6,346
Cash at the end of the period	$5,181	$40,562

Supplemental cash flow information:
Cash paid during the period for:
Interest	$441	$234

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

Going Concern, Liquidity and Management’s Plans

Since inception, the Company has accumulated a deficit of approximately $293,000,000. The accumulated deficit of the Company subsequent to its business focus shift and name change in September 2018 is approximately $6,750,000 which is comprised primarily of allocated losses from equity method investments and general and administrative costs incurred by the Company.

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

The Company has in place a finance agreement with two individuals who are shareholders and directors to borrow $650,000 and an additional finance agreement with a shareholder to borrow $300,000 for working capital needs (see Note 4). Additionally, the Company entered into additional finance agreements with unrelated parties in December 2023 and April 2024 to borrow an additional $350,000 for working capital needs and to fund NewStem (see Note 4). As of the date of these financial statements, these borrowings have been fully utilized and the Company will need to obtain additional funds to continue operations for the next 12 months.

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

The accompanying unaudited condensed financial statements and related disclosures have been prepared with the presumption that users of the unaudited condensed financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K, which was filed with the United States Securities and Exchange Commission (“SEC”) on April 1, 2024, from which the Company derived the balance sheet data at December 31, 2023.

Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Company’s Form 10K filed with the Securities and Exchange Commission on April 1, 2024 for the years ended December 31, 2023 and 2022.

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

Derivative Financial Instruments

The Company has in place a financial instrument, in the form of a note payable, with an identified embedded derivative in the form of a guarantee. The identified embedded derivative has been bifurcated and accounted for separately. Such derivative financial instruments are measured at fair value at each financial statement reporting date. If the fair value of a financial liability (the derivative) exceeds the proceeds received for the issuance of a hybrid instrument in an arms length transaction with no rights or privileges that require separate accounting recognition as an asset identified, then the embedded derivative is recorded at fair value with the excess of fair value over proceeds recognized as a loss in earnings. During the three months ended March 31, 2024, the Company recognized a gain on derivative financial instruments of $25,000. Proceeds from the note payable are shown as cash from financing instruments and the gain on derivative instrument is included as an adjustment to reconcile loss to net cash used in operating activities in the statements of cash flows for the three months ended March 31, 2024.

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

The following data represents the amounts used in computing earnings per share and the effect on loss and the weighted average number of shares of dilutive potential common stock (unaudited):

	Three Months Ended March 31,
	2024	2023
Net loss attributable to common shareholders	$(303,280)	$(268,821)

Weighted average shares outstanding:
-Basic	46,881,475	46,881,475
Add: Warrants	-	-
Add: Stock options	-	-
-Diluted	46,881,475	46,881,475

Basic and diluted net loss per share	$(0.01)	$(0.01)

Options and warrants excluded from the computation of earnings per share:

	Three Months Ended March 31,
	2024	2023
Warrants	3,000,000	3,000,000
Stock options	5,760,000	5,760,000

NOTE 3—EQUITY METHOD INVESTMENTS

Investment in NewStem

In 2018, the Company entered into a Share Purchase Agreement with NewStem and other related parties to provide aggregate funding of up to $4,000,000 to NewStem. This funding was to be provided through the sale of up to 50,000 common shares of NewStem to the Company representing 33% of New Stem’s outstanding shares. In 2018, the Company purchased 25,000 shares of NewStem for $2,000,000 acquiring an ownership interest of 20%. The Company made additional investments in 2019 and 2020 purchasing 12,500 shares each year for a $1,000,000 investment each year. NewStem sold and issued shares to third party investors in 2021, 2022 and 2023 resulting in the Company recognizing a gain on dilution of equity method investment. These transactions resulted in the Company having an ownership interest of 30.51% as of March 31, 2024 and December 31, 2023.

The Company accounts for its investment in NewStem under the equity method. As of March 31, 2024 and December 31, 2023, the carrying value of the investment in NewStem exceeded its portion of the underlying net assets of NewStem by approximately $1,655,000 and $1,800,000, respectively. The excess relates to identified intangible assets including license agreements, specialized work force (goodwill) and two separate projects of in process research and development (“IPR&D”) related to stem cell-based diagnostics and therapeutics for cancer chemotherapies.

The Company assesses its investment in NewStem for impairment on an annual basis or more frequently if indicators of impairment exist.

During the three months ended March 31, 2024, the Company recorded a reimbursement due to NewStem of approximately $36,000 (included in accounts payable in the accompanying balance sheet) for audit related costs. During the three months ended March 31, 2023, the Company reimbursed NewStem for audit related costs of approximately $37,000.

As disclosed in Note 8, the Company is in negotiations to acquire the remainder of NewStem in exchange for shares of Company stock. In anticipation of this transaction, the Company advanced $250,000 to NewStem in December 2023 and an additional $250,000 in March 2024. The related note agreement bears no interest and is payable on December 30, 2024. The agreement provides for discharge of the note upon the closing of the anticipated acquisition transaction. This note receivable has been presented as a noncurrent asset along with the investment in NewStem in the accompanying balance sheets. The second advance on the note was not received and recorded by NewStem until April 2024 and therefore is not reflected in the schedule of financial position of NewStem presented below.

NewStem is in the development stage and has incurred losses since its inception and has generated only minimal revenues under a licensing agreement. NewStem will need to obtain additional funds to continue its operations. NewStem management’s plans with regard to these matters include continued development, marketing and licensing of its products, as well as seeking additional financing arrangements. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient cash from sales, licensing or financing on terms acceptable to the Company. NewStem obtained additional funding of approximately $1,450,000 in April 2022 through the sale of shares of ordinary stock. NewStem’s management has adopted a cost reduction plan in order to adjust future operation expenses to its cash balance. In October 2023, the NewStem board of directors unanimously resolved to dismiss most employees which occurred in December 2023.

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

The following table represents the Company’s investment in NewStem:

	Three Months Ended March 31, 2024	Year Ended December 31, 2023
	(Unaudited)
Investment in NewStem, beginning	$1,784,234	$2,090,286
Allocation of net loss from NewStem, Ltd.	(51,859)	(342,191)
Gain on dilution of equity method investment	-	36,139
Investment in NewStem, ending	$1,732,375	$1,784,234

The results of operations of the Company’s investment in NewStem is summarized below (unaudited):

	Three Months Ended March 31,
	2024	2023
Condensed income statement information:
Net revenues	$-	$95,000
Gross margin	$-	$84,000
Net loss	$(170,000)	$(342,000)
Company’s allocation of net loss from NewStem, Ltd.	$(51,859)	$(104,591)

The financial position of the Company’s investment in NewStem is summarized below:

	As of
	March 31,	December 31,
	2024	2023
	(Unaudited)
Condensed balance sheet information:
Current assets	$246,000	$353,000
Non-current assets	$6,000	$9,000
Current liabilities	$86,000	$284,000
Non-current liabilities	$250,000	$-

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

The following table represents the Company’s investment in NetCo:

	Three Months Ended March 31, 2024	Year Ended December 31, 2023
	(Unaudited)
Investment in NetCo, beginning	$133,709	$137,011
Allocation of net income (loss) from NetCo	(1,351)	3,573
Distribution from NetCo	-	(6,875)
Investment in NetCo, ending	$132,358	$133,709

The results of operations of the Company’s investment in NetCo is summarized below (unaudited):

	Three Months Ended March 31,
	2024	2023
Condensed income statement information:
Net sales	$373	$15,750
Gross margin	$373	$15,750
Net income	$(2,702)	$15,750
Company’s allocation of net income from NetCo	$(1,351)	$7,875

The financial position of the Company’s investment in NetCo is summarized below:

	As of
	March 31,	December 31,
	2024	2023
	(Unaudited)
Condensed balance sheet information:
Current assets	$2,042	$1,820
Non-current assets	$272,799	$272,799
Current liabilities	$3,249	$325
Non-current liabilities	$-	$-

NOTE 4—NOTES PAYABLE

In December 2023, the Company entered into two short term notes payable with unrelated parties, Hewlett Fund and AIGH Investment Partners, LLC. The notes are for $125,000 each, for a total of $250,000 in borrowings utilized for the funding of NewStem. The notes bear interest at 12% per annum and mature December 21, 2024, at which time all principal and accrued interest are due and payable. The note agreements include a provision whereby, in the event of a capital raise transaction by the Company, the note holders would be entitled to participate in the transaction in an amount equal to 133% of the amounts owed on the note agreements at the closing of the transaction. Interest expense related to these notes was $7,479 for the three months ended March 31, 2024.

Long-term notes payable are summarized as follows:

	As of
	March 31,	December 31,
	2024	2023
	(Unaudited)
Notes payable related parties:
Notes payable director and Executive Chairman	$650,000	$400,000
Accrued interest added to note balance	54,314	43,588
Total notes payable director and Executive Chairman	704,314	443,588
Note payable shareholder, principal amount	300,000	275,000
Less unamortized discount	(193,787)	(213,185)
Total note payable shareholder	106,213	61,815
Note payable, litigation funding agreement:
Note payable Omni Bridgeway (Fund 4) Invt. 3 L.P.	2,819,196	2,819,196
Accrued interest added to agreement balance	31,720	-
Total note payable, litigation funding agreement	2,850,916	2,819,196
Total notes payable	3,661,443	3,324,599
Less current portion	(2,850,916)	-
Long-term notes payable	$810,527	$3,324,599

In May 2022, the Company entered into note agreements with two individuals who are related parties to borrow up to $600,000 for working capital needs. The agreements were amended in March 2024 to increase the total borrowing to $650,000 and extend the maturity date. The agreements provide for interest at a rate of 8% per annum through November 11, 2022, at which time the interest rate increased to 10% per annum for subsequent advances. The agreements mature September 1, 2025. The Company received advances of $650,000 and $400,000, respectively, pursuant to these agreements through March 31, 2024 and December 31, 2023.

On May 5, 2023, the Company entered into a long term note payable with a shareholder for $300,000 in financing to be funded $150,000 at inception and $150,000 in October 2023. This note bears interest at zero percent (0%) and matures on May 5, 2025. The note includes a guarantee which has been identified as an embedded derivative with a fair value of a liability of $535,000 at March 31, 2024 and December 31, 2023 which is reported separately on the balance sheet. The fair value of the note exceeds the proceeds, and the note has been discounted at inception so that the net liability is the fair value of the derivative. Accretion of the note discount of $44,398 has been reflected as part of interest expense in the statement of operations for three months ended March 31, 2024.

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

During July 2023, the arbitration was settled with a partially favorable outcome for the Company. As a result of the ruling disclosed in Note 7, the liability became probable and reasonably estimable, and the Company has recorded the full liability due to Omni as of December 31, 2023. This liability consists of expenses funded by Omni of $933,065, including $310,000 advanced for working capital, and related fees or investment return to Omni calculated as contractual multiples of funding totaling $1,886,131 as of December 31, 2023 for a total liability of $2,819,196. This agreement bears interest at 5% per annum beginning January 2024 and is payable on January 10, 2025.

NOTE 5—EQUITY

(a) General

At March 31, 2024 and December 31, 2023, the Company had issued and outstanding 46,881,475 shares of its common stock, par value $0.01 per share. Holders of outstanding common stock are entitled to receive dividends when, as and if declared by the Board and to share ratably in the assets of the Company legally available for distribution in the event of a liquidation, dissolution or winding up of the Company.

(b) Summary Employee Option Information

The Company’s stock option plan provides for the grant to officers, directors, third party contractors and other future key employees of options to purchase shares of common stock. The purchase price may be paid in cash or, if the option is “in-the-money”, it is automatically exercised “net”. In a net exercise of an option, the Company does not require a payment of the exercise price of the option from the optionee but reduces the number of shares of common stock issued upon the exercise of the option by the smallest number of whole shares that has an aggregate fair market value equal to or in excess of the aggregate exercise price for the option shares covered by the option exercised. Each option is exercisable to one share of the Company’s common stock. Most options expire within six years from the date of the grant and generally vest on the first anniversary date of their issuance. Pursuant to the Equity Incentive Plan the Company’s board of directors approved on November 12, 2018, an aggregate of 5,760,000 options have been issued to directors and investor relations professionals as of March 31, 2024. An additional 600,000 options were issued to directors on April 1, 2024.

The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the options issued during the three months ended March 31, 2023 (all in weighted averages):

Risk-free interest rate	3.5%
Expected term of options, in years	4.00
Expected annual volatility	191.1%
Expected dividend yield	0%
Determined weighted average grant date fair value per option	$0.19

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

(c) Summary Option Information

A summary of the Company’s option plans for the three months ended March 31, 2024, is presented below (unaudited):

	Number	Weighted
	of	Average
	Options	Exercise
	(in shares)	Price
Outstanding, December 31, 2023	5,760,000	$0.14
Granted	-	-
Outstanding, March 31, 2024	5,760,000	$0.14
Exercisable, March 31, 2024	5,760,000	$0.14

Stock-based compensation expense was approximately $13,000 and $15,000 in the three months ended March 31, 2024 and 2023, respectively.

The total compensation cost related to non-vested awards not yet recognized was approximately $67,000 as of March 31, 2023. As of March 31, 2023, 360,000 options were unvested. These options vested during March 2024.

(d) Warrants

The Company has issued warrants at exercise prices equal to or greater than the market value of the Company’s common stock at the date of issuance. A summary of warrant activity follows (unaudited):

	Number of	Weighted
	shares	Average
	underlying	Exercise
	warrants	Price
Outstanding, December 31, 2023	3,000,000	$0.12
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding, March 31, 2024	3,000,000	$0.12

The warrant agreements were amended on May 12, 2023 to extend the expiration date to June 28, 2025. The warrants outstanding at March 31, 2024 have a weighted average remaining contractual life of approximately one year and three months.

NOTE 6—INCOME TAXES

The Company’s income tax provision differs from the expense that would result from applying statutory rates to income (loss) before taxes. A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows (unaudited):

	Three Months Ended March 31,
	2024	2023
Computed tax at the federal statutory rate of 21%	$(63,689)	$(56,452)
State income taxes, net of federal income tax benefit	(13,178)	(11,680)
Change in federal valuation allowance	85,164	87,972
Foreign rate differential	(8,297)	(19,840)
Total provision for income tax	$-	$-

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

As a result of this ruling, the costs related to the litigation funding agreement disclosed in Note 4 were recognized and a total liability of $2,819,196 was recorded.

NOTE 8—SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date these financial statements were available to be issued and filed with the SEC.

During the fourth quarter of 2023, the Company entered into negotiations with NewStem stockholders for the acquisition of the shares not held by the Company. The negotiations are ongoing for the transaction in which the Company would acquire all outstanding shares in exchange for shares of NovelStem stock. Company management anticipates the transaction to conclude in the second quarter of 2024. In anticipation of the Company acquiring the remaining ownership of NewStem, the Company has loaned $500,000 to NewStem to ensure continuing operations. See Note 3.

An additional 600,000 options were issued to directors on April 1, 2024 pursuant to the Company’s Equity Incentive Plan.

In April 2024, the Company borrowed $100,000 from unrelated parties pursuant to convertible debt agreements. These agreements bear interest at 10% per annum and mature December 30, 2025. The unpaid principal balance of these notes and any accrued interest may be converted into shares of the Company’s common stock at a conversion price of $0.13 per share.

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

Overview

We are a development stage company and reported net losses of approximately $303,000 and $269,000 for the three months ended March 31, 2024 and 2023, respectively. We had current assets of approximately $36,000 and current liabilities of $3,297,000 as of March 31, 2024. As of December 31, 2023, our current assets and current liabilities were approximately $87,000 and $346,000, respectively. The significant increase in current liabilities is primarily due to the litigation funding agreement liability classification changing from noncurrent to current in January 2024.

We have prepared our financial statements for the three months ended March 31, 2024 assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon NewStem’s ability to successfully develop and commercialize its products, improving our profitability and the continuing financial support from our shareholders as well as obtaining additional outside funding. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions, large alternative minimum tax refunds, and related party debt as well as debt from unrelated parties.

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

	Three Months Ended March 31,
	2024	2023	Change
Administrative fee income	$3,000	$-	$3,000
Operating expenses:
G&A expenses	183,306	164,792	(18,514)
Total operating expenses	183,306	164,792	(18,514)
Loss from operations	(180,306)	(164,792)	(15,514)
Other expenses:
Gain on derivative instrument	(25,000)	-	(25,000)
Interest expense	94,764	7,313	87,451
Total other expenses	69,764	7,313	62,451
Net loss before equity in net
loss of equity method investees	(250,070)	(172,105)	(77,965)
Equity in net loss of equity method investees	(53,210)	(96,716)	43,506
Net loss	$(303,280)	$(268,821)	$(34,459)

We are a holding company whose primary assets are our ownership of equity interests in NewStem and NetCo. We conduct no other business and as a result, we have no revenue or cost of revenue. We do charge annual administrative fees to an affiliated entity.

The Company incurs G&A expenses primarily related to professional fees, insurance and stock based compensation. We incurred G&A expenses of approximately $183,000 and $165,000 for the three months ended March 31, 2024 and 2023, respectively. Specifically, professional fees increased by approximately $22,000 in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. Primarily due to an increase in audit fees and general counsel legal fees. Other miscellaneous G&A expenses decreased by approximately $2,000.

Stock compensation expense, included in G&A expenses, decreased by approximately $2,000 in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 due to a smaller number of options awarded in the current period as compared to the prior period.

Interest expense increased by approximately $87,000 in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 due to the increased debt incurred through March 31, 2024.

The Company has recorded no income tax expense as we have incurred operating losses and all deferred tax assets are fully offset by an income tax valuation allowance.

We reported net losses from equity method investees in all periods presented. The net losses reported for the three months ended March 31, 2024 included a loss from NetCo of $1,351 and a loss from NewStem of $51,859. The net losses reported for the three months ended March 31, 2023 included net income of $7,875 from NetCo which was offset by net loss of $104,591 from NewStem.

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

In May 2022, the Company entered into note agreements with Jan Loeb, our Executive Chairman and Jerry Wolasky, a member of the Board, to borrow up to an aggregate of $600,000 for working capital needs. The note agreements were amended in March 2024 to increase the total borrowing to $650,000 and extend the maturity date. The agreements provide for interest at a rate of 8% per annum, increased to 10% per annum for advances subsequent to November 11, 2022, and mature September 1, 2025. As of the date of this Quarterly Report, the full amount of $650,000 has been funded pursuant to these agreements.

During the year ended December 31, 2023, the Company entered into a note agreement with a shareholder to borrow $300,000 for continued working capital. This note bears interest at zero percent (0%) and matures on May 5, 2025. The note includes a guarantee which has been identified as an embedded derivative with a fair value of a liability of $535,000 at March 31, 2024 and December 31, 2023.

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

In April 2024, the Company borrowed $100,000 from unrelated parties pursuant to convertible debt agreements. These agreements bear interest at $10% per annum and mature December 30, 2025. The unpaid principal balance of these notes and any accrued interest may be converted into shares of the Company’s common stock at a conversion price of $0.13 per share.

Net Cash Used In Operating Activities.

For the three months ended March 31, 2024, net cash used in operating activities was approximately $73,000, which consisted primarily of a net loss of approximately $303,000, offset by noncash equity in loss of equity method investees of approximately $53,000, accretion of discount on notes payable of approximately $44,000, stock based compensation of approximately $14,000 and interest added to notes payable of approximately $42,000 and reduced by gain on derivative instrument of $25,000. Additionally, cash was used in operations related to an increase in current assets of approximately $3,000 and an increase in accrued liabilities and other payables of approximately $95,000.

For the three months ended March 31, 2023, net cash used in operating activities was approximately $28,000, which consisted primarily of a net loss of approximately $269,000, offset by noncash equity in loss of equity method investees of approximately $97,000 and distributions from equity method investees of approximately $8,000, stock based compensation of approximately $15,000 and interest added to notes payable of approximately $7,000. Additionally, cash was used in operations related to an increase in current assets of approximately $13,000 and an increase in accrued liabilities and other payables of approximately $101,000.

Net Cash Used In Investing Activities.

During the three months ended March 31, 2024, $250,000 was loaned to NewStem in an investing activity. For the three months ended March 31, 2023, no net cash was used in investing activities.

Net Cash Provided By Financing Activities.

For the three months ended March 31, 2024, net cash provided by financing activities was $275,000, consisting of long-term borrowings from two directors and a significant stockholder totaling $275,000.

For the three months ended March 31, 2023, net cash provided by financing activities was $62,000, consisting of long-term borrowings from two directors.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. We have re-evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of March 31, 2024 and we concluded there was a material weakness in the design of our internal control over financial reporting as it relates to insufficient resources to employ proper segregation of duties over the processing of transactions and financial reporting.

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

After Tom Clancy passed away in 2013, his estate and business partners refused to cooperate in exploiting the intellectual property. After trying to amicably resolve the dispute, the Company initiated arbitration proceedings with the American Arbitration Association. The Company’s arbitration demand asserted claims for breach of the joint venture agreement and breach of fiduciary duty. Both claims arise from C.P. Group’s failure to make reasonable, good faith efforts to exploit the full array of media rights relating to Net Force. The Company’s goal is to maximize the total potential value of the NetCo intellectual property across video games, streaming, digital media, merchandising and other ancillary markets. The Company believes that the value of the intellectual property is significant.

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

To fund efforts to maximize the value of NetCo, NovelStem has secured non-recourse litigation funding. As a result of this ruling, the costs related to the litigation funding agreement were recognized. All costs related to the litigation and the related litigation funding agreement were recorded by the Company for a total liability of $2,819,196.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

#31.1	Certification of Principal Executive Officer and Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#32.1	Certification of Principal Executive Officer and Executive Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
#33.1	Condensed Financial Statements of NewStem Ltd. As of and for the three months ended March 31, 2024

#101.1 The following financial statements from NovelStem International Corp.’s Form 10-Q for the quarter ended March 31, 2024, filed on May 15, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Changes in Shareholders’ Equity, (iv) Condensed Statements of Cash Flows and (v) Notes to Condensed Financial Statements, tagged as blocks of text.

104 Cover Page Interactive Data File (embedded within the Inline XBRL document).

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVELSTEM INTERNATIONAL CORP.

Date: May 15, 2024	By:	/s/ Jan Loeb
	Name:	Jan Loeb
	Title:	Executive Chairman

