Form 10-Q
period 2024-09-30
NovelStem International Corp.
filed 2024-11-14
CIK 912544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2024
Common Stock, $0.01 par value per share	46,881,475

NOVELSTEM INTERNATIONAL CORP.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended June 30, 2024

PART I

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOVELSTEM INTERNATIONAL CORP.

CONDENSED BALANCE SHEETS

	As of
	September 30,	December 31,
	2024	2023
	(Unaudited)

ASSETS
Current assets:
Cash	$45,319	$53,063
Accounts receivable, administrative fees	7,500	-
Prepaid expenses	16,118	33,540
Total current assets	68,937	86,603
Investment in NetCo Partners	129,545	133,709
Note receivable, NewStem Ltd.	-	250,000
Investment in NewStem Ltd	-	1,784,234
Total assets	$198,482	$2,254,546

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$105,317	$54,257
Notes payable	250,000	250,000
Current portion of long-term notes payable, including accrued interest	3,117,899	-
Accrued expenses	126,015	42,223
Total current liabilities	3,599,231	346,480
Long-term liabilities:
Long-term notes payable, including accrued interest, net	833,924	3,324,599
Convertible debt, including accrued interest	105,622	-
Derivative liability, guarantee	650,000	535,000
Total long-term liabilities	1,589,546	3,859,599
Total liabilities	5,188,777	4,206,079
Commitments and contingencies (see Note 7)
Shareholders’ deficit:
Common stock, $.01 par value, 100,000,000 shares authorized, 50,316,672 shares issued, and 46,881,475 shares outstanding as of September 30, 2024 and December 31, 2023	468,815	468,815
Additional paid-in capital	290,938,482	290,907,217
Accumulated deficit	(296,197,838)	(293,127,811)
Treasury stock, at cost, 3,435,197 shares as of September 30, 2024 and December 31, 2023	(199,754)	(199,754)
Total shareholders’ deficit	(4,990,295)	(1,951,533)
Total liabilities and shareholders’ deficit	$198,482	$2,254,546

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOVELSTEM INTERNATIONAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Administrative fee income	$9,000	$9,000	$3,000	$9,000
Operating expenses:
General and administrative expenses	893,887	635,360	566,551	84,208
Litigation expenses (contra expenses) (Note 7)	-	2,805,884	-	473,221
Total operating expenses	893,887	3,441,244	566,551	557,429
Loss from operations	(884,887)	(3,432,244)	(563,551)	(548,429)
Other expenses:
Loss on derivative instrument	90,000	500,000	115,000	445,205
Interest expense	306,742	56,274	105,336	28,450
Total other expenses	396,742	556,274	220,336	473,655
Loss before income taxes	(1,281,629)	(3,988,518)	(783,887)	(1,022,084)
Provision for income tax	-	-	-	-
Loss before equity in net income of equity method investees	(1,281,629)	(3,988,518)	(783,887)	(1,022,084)
Equity in net loss of equity method investees	(159,741)	(251,527)	(51,578)	(74,381)
Impairment of equity method investee, NewStem	(1,628,657)	-	(1,628,657)	-
Net loss	$(3,070,027)	$(4,240,045)	$(2,464,122)	$(1,096,465)

Basic and diluted net loss per share:
Net loss per share - basic and diluted	$(0.07)	$(0.09)	$(0.05)	$(0.02)
Weighted average number of shares outstanding - basic and diluted	46,881,475	46,881,475	46,881,475	46,881,475

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOVELSTEM INTERNATIONAL CORP.

CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

For the Nine Months Ended September 30, 2024:

			Additional		Number of		Total
	Number of	Common	Paid-In	Accumulated	Treasury	Treasury	Shareholders’
	Shares	Stock	Capital	Deficit	Shares	Stock	Deficit

Balance, January 1, 2024	46,881,475	$468,815	$290,907,217	$(293,127,811)	3,435,197	$(199,754)	$(1,951,533)
Net loss	-	-	-	(303,280)	-	-	(303,280)
Stock option compensation	-	-	13,493	-	-	-	13,493
Balance, March 31, 2024	46,881,475	$468,815	$290,920,710	$(293,431,091)	3,435,197	$(199,754)	$(2,241,320)
Net loss	-	-	-	(302,625)	-	-	(302,625)
Stock option compensation	-	-	8,838	-	-	-	8,838
Balance, June 30, 2024	46,881,475	$468,815	$290,929,548	$(293,733,716)	3,435,197	$(199,754)	$(2,535,107)
Net loss	-	-	-	(2,464,122)	-	-	(2,464,122)
Stock option compensation	-	-	8,934	-	-	-	8,934
Balance, September 30, 2024	46,881,475	$468,815	$290,938,482	$(296,197,838)	3,435,197	$(199,754)	$(4,990,295)

For the Nine Months Ended September 30, 2023:

			Additional		Number of		Total
	Number of	Common	Paid-In	Accumulated	Treasury	Treasury	Shareholders’
	Shares	Stock	Capital	Deficit	Shares	Stock	Deficit

Balance, January 1, 2023	46,881,475	$468,815	$290,604,327	$(288,940,510)	3,435,197	$(199,754)	$1,932,878
Net loss	-	-	-	(268,821)	-	-	(268,821)
Stock option compensation	-	-	15,077	-	-	-	15,077
Balance, March 31, 2023	46,881,475	$468,815	$290,619,404	$(289,209,331)	3,435,197	$(199,754)	$1,679,134
Net loss	-	-	-	(2,874,759)	-	-	(2,874,759)
Stock option compensation	-	-	260,282	-	-	-	260,282
Balance, June 30, 2023	46,881,475	$468,815	$290,879,686	$(292,084,090)	3,435,197	$(199,754)	$(935,343)
Net loss	-	-	-	(1,096,465)	-	-	(1,096,465)
Stock option compensation	-	-	17,147	-	-	-	17,147
Balance, September 30, 2023	46,881,475	$468,815	$290,896,833	$(293,180,555)	3,435,197	$(199,754)	$(2,014,661)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOVELSTEM INTERNATIONAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(3,070,027)	$(4,240,045)
Equity in loss of equity method investees	159,741	251,528
Impairment loss, NewStem	1,628,657	-
Distribution from NetCo Partners	-	6,875
Bad debt expense	500,000	-
Accretion of discount on note payable	133,149	30,411
Loss on derivative instrument	90,000	500,000
Legal fees and litigation funding fees funded by litigation funding agreement	-	2,799,196
Accrued interest added to long-term notes payable	77,931	25,055
Stock-based compensation	31,265	292,506
Change in operating assets and liabilities:
Accounts receivable, administrative fees	(7,500)	12,000
Prepaid expenses	17,422	(2,458)
Accounts payable	51,060	2,022
Accrued expenses	155,558	53,527
Net cash used in operating activities	(232,744)	(269,383)

Cash flows from investing activities:
Loans made	(250,000)	-
Net cash used in investing activities	(250,000)	-

Cash flows from financing activities:
Proceeds from convertible debt	100,000	-
Proceeds from long term notes payable	375,000	270,000
Net cash provided by financing activities	475,000	270,000

Net change in cash	(7,744)	617
Cash at the beginning of the period	53,063	6,346
Cash at the end of the period	$45,319	$6,963

Supplemental cash flow information:
Cash paid during the period for:
Interest	$1,103	$807

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOVELSTEM INTERNATIONAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—NATURE OF OPERATIONS

Description of Business

NovelStem International Corp. (“NovelStem” or the “Company”) is a holding company whose principal asset is a 50% equity interest in NetCo Partners (“NetCo”). The Company also holds an approximately 31% interest in NewStem Ltd, an Israeli biotech company (“NewStem”) which is currently in the process of liquidation. NovelStem was formerly known as Hollywood Media Corp. The Company was incorporated in the State of Florida on January 22, 1993 and changed its name to NovelStem International Corp. in September 2018.

NetCo is a legacy media business interest which owns “Net Force”, a media franchise.

Going Concern, Liquidity and Management’s Plans

Since inception, the Company has accumulated a deficit of approximately $296,000,000. The accumulated deficit of the Company subsequent to its business focus shift and name change in September 2018 is approximately $9,530,000 which is comprised primarily of allocated losses from equity method investments and general and administrative costs incurred by the Company.

The Company will need to obtain additional funds to continue its operations. Management’s plans with regard to these matters include additional financing and fundraising as well as monetization of assets held related to equity method investments. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient cash from financing on terms acceptable to the Company, or that the Company will realize any value from the intangible assets of NewStem, which is currently in the process of liquidation due to its inability to raise funds for continued operations (see Note 3).

The Company has in place a finance agreement with two individuals who are shareholders and directors under which it borrowed $750,000 and an additional finance agreement with a shareholder under which it borrowed $300,000 for working capital needs (see Note 4). Additionally, the Company entered into additional finance agreements with unrelated parties in December 2023 and April 2024 under which it borrowed an additional $450,000 for working capital needs and to fund NewStem (see Note 4). As of the date of these financial statements, all funds available pursuant to these agreements have been received and these borrowings are projected to fund operations through November 2024. The Company will need to obtain additional funds to continue operations for the next 12 months.

In view of the matters described above, the Company’s ability to meet financing requirements is dependent upon the ability to complete additional fundraising or obtain additional financing, and/or monetize its investment in NetCo, along with monetizing intangible assets of NewStem. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Equity Investments

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors, including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s balance sheets or statements of operations; however, the Company’s share of the earnings or losses of the investee company is reflected in the caption “Equity in net loss of investee company” in the statements of operations. The Company’s carrying value in an equity method investee company is reflected in the caption “Investment in investee company’ in the Company’s balance sheets.

The Company reviews equity investments for impairment on an annual basis, or earlier if events or changes in circumstances indicate that the carrying amounts might not be recoverable.

The Company holds a minority investment in an entity, NewStem, which is currently undergoing liquidation (accounted for pursuant to the equity method of accounting). Additionally, the Company is a 50% partner in NetCo (which is accounted for pursuant to the equity method of accounting). See Note 3.

Derivative Financial Instruments

The Company has in place a financial instrument, in the form of a note payable, with an identified embedded derivative in the form of a guarantee. The identified embedded derivative has been bifurcated and accounted for separately. Such derivative financial instruments are measured at fair value at each financial statement reporting date. If the fair value of a financial liability (the derivative) exceeds the proceeds received for the issuance of a hybrid instrument in an arm’s length transaction with no rights or privileges that require separate accounting recognition as an asset identified, then the embedded derivative is recorded at fair value with the excess of fair value over proceeds recognized as a loss in earnings. During the nine months ended September 30, 2024, the Company recognized a loss on derivative financial instruments of $90,000. Proceeds from the note payable are included in cash from financing instruments and the loss on derivative instrument is included as an adjustment to reconcile net loss to net cash used in operating activities in the statement of cash flows for the nine months ended September 30, 2024.

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

The following data represents the amounts used in computing earnings per share and the effect on net loss and the weighted average number of shares of dilutive potential common stock (unaudited):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
Net loss attributable to common shareholders	$(3,070,027)	$(4,240,045)	$(2,464,122)	$(1,096,465)

Weighted average shares outstanding:
-Basic	46,881,475	46,881,475	46,881,475	46,881,475
Add: Warrants	-	-	-	-
Add: Stock options	-	-	-	-
-Diluted	46,881,475	46,881,475	46,881,475	46,881,475

Basic and diluted net loss per share	$(0.07)	$(0.09)	$(0.05)	$(0.02)

Options and warrants excluded from the computation of earnings per share:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
Warrants	3,000,000	3,000,000	3,000,000	3,000,000
Stock options	6,360,000	5,760,000	6,360,000	5,760,000

NOTE 3—EQUITY METHOD INVESTMENTS

Investment in NewStem

In 2018, the Company entered into a Share Purchase Agreement with NewStem and other related parties to provide aggregate funding of up to $4,000,000 to NewStem. This funding was to be provided through the sale of up to 50,000 common shares of NewStem to the Company representing 33% of New Stem’s outstanding shares. In 2018, the Company purchased 25,000 shares of NewStem for $2,000,000 acquiring an ownership interest of 20%. The Company made additional investments in 2019 and 2020 purchasing 12,500 shares each year for a $1,000,000 investment each year. NewStem sold and issued shares to third party investors in 2021, 2022 and 2023 resulting in the Company recognizing a gain on dilution of equity method investment. These transactions resulted in the Company having an ownership interest of 30.51% as of September 30, 2024 and December 31, 2023.

The Company accounts for its investment in NewStem under the equity method. As of December 31, 2023, the carrying value of the investment in NewStem exceeded its portion of the underlying net assets of NewStem by approximately $1,800,000. The excess related to identified intangible assets including license agreements, specialized work force (goodwill) and two separate projects of in process research and development (“IPR&D”) related to stem cell-based diagnostics and therapeutics for cancer chemotherapies.

The Company assesses its investment in NewStem for impairment on an annual basis or more frequently if indicators of impairment exist. During the three months ended September 30, 2024 indicators of impairment became evident due to the inability of NewStem to raise funds to continue operations. Due to the inability to raise funds, NewStem has been unable to continue operations and is in the process of liquidation. The intangible assets of NewStem, including license agreements, have reverted to Yissum (the commercial division of Hebrew University). The Company is in negotiations with Yissum regarding the potential monetization of these intangible assets and the percentages of any funds to be received by the Company. Due to the current uncertainty of the recovery of any value from these intangible assets and the liquidation status of NewStem, the Company has fully impaired the investment in NewStem and reduced the carrying value to zero ($0) at September 30, 2024, recognizing an impairment loss of $1,628,657 during the nine and three months ended September 30, 2024.

During the nine months ended September 30, 2024, the Company recorded a reimbursement due to NewStem of approximately $44,000 (included in accounts payable in the accompanying balance sheet) for audit and accounting related costs. During the nine and three months ended September 30, 2023, the Company reimbursed NewStem for audit related costs of approximately $51,000 and $7,000, respectively.

The Company signed an agreement (the “Purchase Agreement”) on June 20, 2024 to acquire the remainder of NewStem in exchange for 25,248,525 shares of Company stock as well as funding for NewStem operations in the amount of $300,000 within 30 days of the Purchase Agreement date and an additional $750,000 in capital funding to be provided to NewStem by October 15, 2024.

In anticipation of this transaction, the Company advanced $250,000 to NewStem in December 2023 and an additional $250,000 in March 2024. The related note agreement bears no interest and is payable on December 30, 2024. The agreement provides for discharge of the note upon the closing of the anticipated acquisition transaction. The Purchase Agreement was not fully consummated, and no Company shares were issued to NewStem shareholders in exchange for NewStem shares, therefore the note was not discharged. Because of the uncertainty in collection, the note was written off as uncollectible effective September 30, 2024 due to the liquidation status of NewStem.

The following table represents the Company’s investment in NewStem:

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
	(Unaudited)
Investment in NewStem, beginning	$1,784,234	$2,090,286
Allocation of net loss from NewStem, Ltd.	(155,577)	(342,191)
Gain on dilution of equity method investment	-	36,139
Investment in NewStem before impairment	1,628,657	1,784,234
Impairment loss recorded	(1,628,657)	-
Investment in NewStem, ending	$-	$1,784,234

The results of operations of the Company’s investment in NewStem is summarized below (unaudited):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
Condensed income statement information:
Net revenues	$-	$95,000	$-	$-
Gross margin	$-	$84,000	$-	$-
Net loss	$(510,000)	$(840,000)	$(165,000)	$(263,000)
Company’s allocation of net loss from NewStem, Ltd.	$(155,577)	$(256,890)	$(50,334)	$(80,431)

The financial position of the Company’s investment in NewStem is summarized below:

	As of
	September 30,	December 31,
	2024	2023
	(Unaudited)
Condensed balance sheet information:
Current assets	$100,000	$353,000
Non-current assets	$2,000	$9,000
Current liabilities	$548,000	$284,000
Non-current liabilities	$-	$-

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

The following table represents the Company’s investment in NetCo:

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
	(Unaudited)
Investment in NetCo, beginning	$133,709	$137,011
Allocation of net income (loss) from NetCo	(4,164)	3,573
Distribution from NetCo	-	(6,875)
Investment in NetCo, ending	$129,545	$133,709

The results of operations of the Company’s investment in NetCo is summarized below (unaudited):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
Condensed income statement information:
Net sales	$1,014	$25,328	$315	$-
Gross margin	$897	$19,924	$261	$-
Net income	$(8,328)	$10,724	$(764)	$-
Company’s allocation of net income from NetCo	$(4,164)	$5,362	$(382)	$-

The financial position of the Company’s investment in NetCo is summarized below:

	As of
	September 30,	December 31,
	2024	2023
	(Unaudited)
Condensed balance sheet information:
Current assets	$916	$1,820
Non-current assets	$272,799	$272,799
Current liabilities	$7,749	$325
Non-current liabilities	$-	$-

NOTE 4—NOTES PAYABLE

In December 2023, the Company entered into two short term notes payable with unrelated parties, Hewlett Fund and AIGH Investment Partners, LLC. The notes are for $125,000 each, for a total of $250,000 in borrowings utilized for the funding of NewStem. The notes bear interest at 12% per annum and mature December 21, 2024, at which time all principal and accrued interest are due and payable. The note agreements include a provision whereby, in the event of a capital raise transaction by the Company, the note holders would be entitled to participate in the transaction in an amount equal to 133% of the amounts owed on the note agreements at the closing of the transaction. Interest expense related to these notes was $22,520 and $7,562, respectively for the nine and three months ended September 30, 2024.

Long-term notes payable are summarized as follows:

	As of
	September 30,	December 31,
	2024	2023
	(Unaudited)
Notes payable related parties:
Notes payable director and Executive Chairman	$821,766	$400,000
Accrued interest added to note balance	12,158	43,588
Total notes payable director and Executive Chairman	833,924	443,588
Note payable shareholder, principal amount	300,000	275,000
Less unamortized discount	(105,036)	(213,185)
Total note payable shareholder	194,964	61,815
Note payable, litigation funding agreement:
Note payable Omni Bridgeway (Fund 4) Invt. 3 L.P.	2,819,196	2,819,196
Accrued interest added to agreement balance	103,739	-
Total note payable, litigation funding agreement	2,922,935	2,819,196
Total notes payable	3,951,823	3,324,599
Less current portion	(3,117,899)	-
Long-term notes payable	$833,924	$3,324,599

The Company has in place note agreements with two individuals who are related parties (a director and the Executive Chairman) to borrow $750,000 for working capital needs. The agreements were originally entered into in May 2022 and amended in March 2024 to increase the total borrowing and extend the maturity date. The agreements matured September 1, 2025. Prior to the notes being refinanced, the Company received advances of $650,000 pursuant to these agreements. These note agreements were refinanced on August 7, 2024 at which time they were replaced with new note agreements providing for total borrowings of $750,000. The Company received additional advances on these agreements totaling $100,000 in August 2024. The new note agreements reflect total principal of $821,766, including accrued interest on the former note agreements of $71,766, mature on December 31, 2025 and bear interest at a rate of 10% per annum. Related interest expense during the nine and three months ended September 30, 2024 was $40,336 and $13,404, respectively.

On May 5, 2023, the Company entered into a long term note payable with a shareholder for $300,000 in financing to be funded $150,000 at inception and $150,000 in October 2023. This note bears interest at zero percent (0%) and matures on May 5, 2025. The note includes a guarantee which has been identified as an embedded derivative with a fair value of a liability of $650,000 and $535,000, respectively, at September 30, 2024 and December 31, 2023 which is reported separately on the balance sheet. The fair value of the note exceeds the proceeds, and the note has been discounted at inception so that the net liability is the fair value of the derivative. Accretion of the note discount of $133,149 and $44,618, respectively, has been reflected as part of interest expense in the statement of operations for the nine and three months ended September 30, 2024.

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

During July 2023, the arbitration was settled. As a result of the ruling disclosed in Note 7, the liability became probable and reasonably estimable, and the Company has recorded the full liability due to Omni as of December 31, 2023. This liability consists of expenses funded by Omni of $933,065, including $310,000 advanced for working capital, and related fees or investment return to Omni calculated as contractual multiples of funding totaling $1,886,131 as of December 31, 2023 for a total liability of $2,819,196. The balance at September 30, 2024 has been increased to $2,922,935 to include accrued interest of $103,739. This agreement bears interest at 5% per annum beginning January 2024 and is payable on January 10, 2025. Interest expense related to this agreement was $103,739 and $36,234, respectively, for the nine and three months ended September 30, 2024.

Convertible Debt

In April 2024, the Company borrowed $100,000 from unrelated parties pursuant to convertible debt agreements accounted for as debt. These agreements bear interest at 10% per annum and mature December 30, 2025. The unpaid principal balance of these notes and any accrued interest may be converted into shares of the Company’s common stock at a conversion price of $0.13 per share. Interest accrued related to these agreements was $5,622 and $3,024 during the nine months and three months ended September 30, 2024.

NOTE 5—EQUITY

(a) General

At September 30, 2024 and December 31, 2023, the Company had issued 50,316,672 shares and had issued and outstanding 46,881,475 shares of its common stock, par value $0.01 per share. Holders of outstanding common stock are entitled to receive dividends when, as and if declared by the Board and to share ratably in the assets of the Company legally available for distribution in the event of a liquidation, dissolution or winding up of the Company.

(b) Summary Employee Option Information

The Company’s stock option plan provides for the grant to officers, directors, third party contractors and other future key employees of options to purchase shares of common stock. The purchase price may be paid in cash or, if the option is “in-the-money”, it is automatically exercised “net”. In a net exercise of an option, the Company does not require a payment of the exercise price of the option from the optionee but reduces the number of shares of common stock issued upon the exercise of the option by the smallest number of whole shares that has an aggregate fair market value equal to or in excess of the aggregate exercise price for the option shares covered by the option exercised. Each option is exercisable to one share of the Company’s common stock. Most options expire within six years from the date of the grant and generally vest on the first anniversary date of their issuance. Pursuant to the Equity Incentive Plan the Company’s board of directors approved on November 12, 2018, an aggregate of 6,360,000 options have been issued to directors and investor relations professionals as of September 30, 2024.

The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the options issued during the nine months ended September 30, 2024 and 2023 (all in weighted averages):

	Nine Months Ended September 30,
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

(c) Summary Option Information

A summary of the Company’s option plans for the nine months ended September 30, 2024, is presented below (unaudited):

	Number	Weighted
	of	Average
	Options	Exercise
	(in shares)	Price
Outstanding, December 31, 2023	5,760,000	$0.14
Granted	600,000	0.06
Outstanding, September 30, 2024	6,360,000	$0.13
Exercisable, September 30, 2024	5,760,000	$0.14

Stock-based compensation expense was approximately $31,000 and $9,000 in the nine and three months ended September 30, 2024, respectively. Stock based compensation expense was approximately $50,000 and $17,000 in the nine and three months ended September 30, 2023.

The total compensation cost related to non-vested awards not yet recognized was approximately $27,000 as of September 30, 2024. As of September 30, 2024, 600,000 options were unvested. These options vest in April 2025.

The total compensation cost related to non-vested awards not yet recognized was approximately $18,000 as of September 30, 2023. As of September 30, 2023, 360,000 options were unvested. These options vested during March 2024.

(d) Warrants

The Company has issued warrants at exercise prices equal to or greater than the market value of the Company’s common stock at the date of issuance. A summary of warrant activity follows (unaudited):

	Number of	Weighted
	shares	Average
	underlying	Exercise
	warrants	Price
Outstanding, December 31, 2023	3,000,000	$0.12
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding, September 30, 2024	3,000,000	$0.12

The warrant agreements were amended on May 12, 2023 to extend the expiration date to June 28, 2025. The warrants outstanding at September 30, 2024 have a weighted average remaining contractual life of approximately nine months. The Company recognized $243,000 in stock-based compensation expense related to the increase in fair value of warrants pursuant to the modification of the warrant term during the nine and three months ended September 30, 2023.

NOTE 6—INCOME TAXES

The Company’s income tax provision differs from the expense that would result from applying statutory rates to loss before taxes. A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to loss before income taxes is as follows (unaudited):

	Nine Months Ended September 30,
	2024	2023
Computed tax at the federal statutory rate of 21%	$(644,706)	$(812,931)
State income taxes, net of federal income tax benefit	(133,393)	(168,199)
Change in federal valuation allowance	802,991	1,022,232
Foreign rate differential	(24,892)	(41,102)
Total provision for income tax	$-	$-

	Three Months Ended September 30,
	2024	2023
Computed tax at the federal statutory rate of 21%	$(517,466)	$(203,809)
State income taxes, net of federal income tax benefit	(107,066)	(42,169)
Change in federal valuation allowance	632,585	257,476
Foreign rate differential	(8,053)	(11,498)
Total provision for income tax	$-	$-

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

The Arbitrator ruled in NovelStem’s favor on the issue of contract interpretation of the NetCo Partners Joint Venture Agreement. The Arbitrator also found that the Company’s joint venture partner failed to use “reasonable, good faith efforts” to license and exploit the Net Force concept, in breach of its contractual obligations under the NetCo Partners’ Joint Venture Agreement. The Arbitrator confirmed NovelStem’s contractual right to use Tom Clancy’s name as a possessory credit in the Net Force title (Tom Clancy’s Net Force).

The Arbitrator ruled against NovelStem in claims of breach of the joint venture agreement as well as claims of breach of fiduciary responsibility by the 50% partner, claims for monetary damages were denied and attempts to re-write the joint venture agreement were denied.

As a result of this ruling, the costs related to the litigation funding agreement disclosed in Note 4 were recognized and a total liability of $2,819,196 was recorded at December 31, 2023.

NOTE 8—SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date these financial statements were issued and filed with the SEC.

As disclosed in Note 3, NewStem was unable to obtain financing to continue operations and ceased operations and began liquidation in October 2024.

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

Overview

We are a development stage company and reported net losses of approximately $3,070,000 and $4,240,000 for the nine months ended September 30, 2024 and 2023, respectively, and $2,464,000 and $1,096,000 for the three months ended September 30, 2024 and 2023, respectively. We had current assets of approximately $69,000 and current liabilities of $3,599,000 as of September 30, 2024. As of December 31, 2023, our current assets and current liabilities were approximately $87,000 and $346,000, respectively. The significant increase in current liabilities is primarily due to the litigation funding agreement liability classification changing from noncurrent to current in January 2024.

We have prepared our financial statements for the nine months ended September 30, 2024 assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon the continuing financial support from our shareholders and the ability to monetize our investment in NetCo and our right to value from NewStem intangible assets. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions, large alternative minimum tax refunds, and related party debt as well as debt from unrelated parties.

RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto and other financial information appearing elsewhere in this Form 10-Q. In the discussion below, general and administrative expenses are referred to as “G&A expenses”.

	Nine Months Ended September 30,			Three Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Administrative fee income	$9,000	$9,000	$-	$3,000	$9,000	$(6,000)
Operating expenses:
G&A expenses	893,887	635,360	258,527	566,551	84,208	482,343
Litigation expenses (contra expenses) (Note 7)	-	2,805,884	(2,805,884)	-	473,221	(473,221)
Total operating expenses	893,887	3,441,244	(2,547,357)	566,551	557,429	9,122
Loss from operations	(884,887)	(3,432,244)	2,547,357	(563,551)	(548,429)	(15,122)
Other expenses:
Loss on derivative instrument	90,000	500,000	(410,000)	115,000	445,205	(330,205)
Interest expense	306,742	56,274	250,468	105,336	28,450	76,886
Total other expenses	396,742	556,274	(159,532)	220,336	473,655	(253,319)
Net loss before equity in net loss of equity method investees	(1,281,629)	(3,988,518)	2,706,889	(783,887)	(1,022,084)	238,197
Equity in net loss of equity method investees	(159,741)	(251,527)	91,786	(51,578)	(74,381)	22,803
Impairment of equity method investee, NewStem	(1,628,657)	-	(1,628,657)	(1,628,657)	-	(1,628,657)
Net loss	$(3,070,027)	$(4,240,045)	$1,170,018	$(2,464,122)	$(1,096,465)	$(1,367,657)

We are a holding company whose primary asset is our ownership of equity interest in NetCo and potential value from intangible assets of NewStem. We conduct no other business and as a result, we have no revenue or cost of revenue. We do charge annual administrative fees to an affiliated entity.

The Company incurs G&A expenses primarily related to professional fees, insurance and stock based compensation. We incurred G&A expenses of approximately $894,000 and $635,000 for the nine months ended September 30, 2024 and 2023, respectively. Specifically, professional fees increased by approximately $31,000 in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to an increase in audit fees and general counsel legal fees. During the nine months ended September 30, 2024, we incurred bad debt expense of $500,000 from the write off of a receivable from NewStem and other miscellaneous G&A expenses increased by approximately $11,000.

Stock compensation expense, included in G&A expenses, decreased by approximately $261,000 in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 due to the cost incurred related to the extension of the term of outstanding warrants in May 2023.

We incurred G&A expenses of approximately $567,000 and $84,000 for the three months ended September 30, 2024 and 2023, respectively. The decrease in G&A expenses relates primarily to the bad debt expense from the write off of $500,000 due from NewStem as currently deemed uncollectible, a decrease in professional fees of approximately $3,000 offset by an increase in other general and administrative costs of approximately $6,000 and a decrease in stock compensation expense of approximately $8,000.

Interest expense increased by approximately $250,000 in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 due to the increased debt incurred through September 30, 2024.

Interest expense increased by approximately $77,000 in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 due to the increased debt incurred through September 30, 2024.

The Company has recorded no income tax expense as we have incurred operating losses and all deferred tax assets are fully offset by an income tax valuation allowance.

We reported net losses from equity method investees in all periods presented. The net losses reported for the nine months ended September 30, 2024 included a loss from NetCo of $4,164 and a loss from NewStem of $155,577. The net losses reported for the three months ended September 30, 2023 included net income of $5,362 from NetCo which was offset by net loss of $256,890 from NewStem.

We reported impairment expense of $1,628,657 related to our investment in NewStem during the nine and three months ended September 30, 2024. There were no such impairment losses during the nine and three months ended September 30, 2023.

Liquidity and Capital Resources

We have not paid dividends on our common stock since our name change in 2018. Our present policy is to apply cash to reduce debt; consequently, we do not expect to pay dividends on common stock in the foreseeable future.

The Company will need to obtain additional funds to continue its operations. Management’s plans with regard to these matters include additional financing and fundraising until we are able to monetize our investment in NetCo or monetize our right to a portion of the value of NewStem intangible assets now held by Yissum. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient cash from financing on terms acceptable to the Company.

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

During the year ended December 31, 2023, the Company entered into a note agreement with a shareholder to borrow $300,000 for continued working capital. This note bears interest at zero percent (0%) and matures on May 5, 2025. The note includes a guarantee which has been identified as an embedded derivative with a fair value of a liability of $650,000 at September 30, 2024 and December 31, 2023.

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

Net Cash Used in Operating Activities.

For the nine months ended September 30, 2024, net cash used in operating activities was approximately $805,000, which consisted primarily of a net loss of approximately $3,070,000, offset by noncash equity in loss of equity method investees of approximately $160,000, impairment loss on NewStem of approximately $1,629,000, accretion of discount on notes payable of approximately $133,000, stock based compensation of approximately $31,000, interest added to notes payable of approximately $78,000 and loss on derivative instrument of $90,000. Additionally, cash was used in operations related to a decrease in current assets of approximately $9,000 and an increase in accrued liabilities and other payables of approximately $207,000.

For the nine months ended September 30, 2023, net cash used in operating activities was approximately $269,000, which consisted primarily of a net loss of approximately $4,240,000, offset by noncash equity in loss of equity method investees of approximately $251,000 and distributions from equity method investees of approximately $7,000, accretion of discount on notes payable of approximately $30,000, stock based compensation of approximately $293,000, interest added to notes payable of approximately $25,000, litigation funding agreement costs of approximately $2,799,000 and loss on derivative instrument of $500,000. Additionally, cash was used in operations related to a decrease in current assets of approximately $10,000 and an increase in accrued liabilities and other payables of approximately $56,000.

Net Cash Used in Investing Activities.

During the nine months ended September 30, 2024, $250,000 was loaned to NewStem in an investing activity in anticipation of a potential purchase of the remaining interest in NewStem. For the nine months ended September 30, 2023, no net cash was used in investing activities.

Net Cash Provided by Financing Activities.

For the nine months ended September 30, 2024, net cash provided by financing activities was $475,000, consisting of long-term borrowings from two directors and a significant stockholder totaling $375,000 and convertible debt of $100.000.

For the nine months ended September 30, 2023, net cash provided by financing activities was $270,000, consisting of long-term borrowings from two directors.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. We have re-evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of September 30, 2024 and we concluded there was a material weakness in the design of our internal control over financial reporting as it relates to insufficient resources to employ proper segregation of duties over the processing of transactions and financial reporting.

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

The arbitration evidentiary hearing concluded on October 20, 2022, and the arbitrator ordered the parties to submit post-hearing briefs. Final briefs were filed in January 2023. The Arbitrator ruled in the Company’s favor on two issues of the arbitration and ruled against the Company in other key issues.

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

#101.1 The following financial statements from NovelStem International Corp.’s Form 10-Q for the quarter ended September 30, 2024, filed on November 13, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Changes in Shareholders’ Equity, (iv) Condensed Statements of Cash Flows and (v) Notes to Condensed Financial Statements, tagged as blocks of text.

104 Cover Page Interactive Data File (embedded within the Inline XBRL document).

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVELSTEM INTERNATIONAL CORP.

Date: November 14, 2024	By:	/s/ Jan Loeb
	Name:	Jan Loeb
	Title:	Executive Chairman

