Form 10-K
period 2024-12-31
NovelStem International Corp.
filed 2025-04-07
CIK 912544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024	Commission file number: 001-14332

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

NOVELSTEM INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

Florida	65-0385686
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

2255 Glades Road, Suite 221A, Boca Raton, FL	33431
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (410) 598-9024

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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
Emerging growth company ☐

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

As of the last day of the second fiscal quarter of 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3,282,000 based on the closing sale price on that date as reported on the OTCQB marketplace. As of April 7, 2025, there were 46,881,475 shares of Common Stock, $0.01 par value per share, outstanding.

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

PART I

Item 1. Business.

NovelStem International Corp. (“NovelStem” or the “Company”) is a holding company whose principal assets are a 50% equity interest in NetCo Partners (“NetCo”) and an approximately 31% interest in NewStem Ltd, an Israeli biotech company (“NewStem”). NovelStem was formerly known as Hollywood Media Corp. The Company was incorporated in the State of Florida on January 22, 1993 and changed its name to NovelStem International Corp. in September 2018.

With the purchase of NewStem, the Company expanded its business focus from media to cutting edge biotech. As a significant shareholder in NewStem, and the substantial commitment of our management and financial resources to NewStem, including the fact that our Executive Chairman, Jan Loeb, is also the Chairman of NewStem, we have the ability to exert significant influence over the management and operations of NewStem resulting in NewStem functioning as a minority operating subsidiary of the Company. Since his appointment in July 2018, Mr. Loeb has acted in an executive capacity on behalf of the Company and has served in a de facto leadership role. In September 2022, the Board appointed Mr. Loeb as Executive Chairman of NovelStem in order to ratify Mr. Loeb’s position and clarify his executive role. On January 13, 2023, the Board appointed Mr. Loeb as President. With respect to NewStem, Mr. Loeb, as the Chairman, calls and presides over the meetings of NewStem’s Board of Directors. Additionally, Mr. Loeb leverages his financial expertise by guiding NewStem’s financial and strategic planning, including the raising and deployment of capital, developing and modifying NewStem’s business plan and budget and by participating in the negotiation of NewStem’s material contracts as required. NewStem does not currently have an appointed Chief Financial Officer and, as such, Mr. Loeb serves as the de facto Chief Financial Officer and Chief Strategic Officer of NewStem.

Through the second quarter of 2024, the Company was a development stage biotechnology holding company focused on the stem cell-based technology developed by Hebrew University under exclusive license to NewStem. The Company signed an agreement (the “Purchase Agreement”) on June 20, 2024 to acquire the remainder of NewStem in exchange for Company stock as well as funding for NewStem. The Company was unable to obtain funding to proceed and the Purchase Agreement was not fully consummated. As such, no Company shares were issued to NewStem shareholders in exchange for NewStem shares.

During the third quarter of 2024, it became evident that NewStem would not be able to raise funds to continue operations consisting of research and development and further development of the technology. In October 2024, NewStem ceased operations and began the process of liquidation under which the current state of the technology reverts back to the original licensor with the Company retaining a financial interest in any future licensing.

NovelStem depends entirely on earnings and cash from its investments in NewStem and the NewStem technology and our 50% equity interest in the NetCo joint venture. The Company’s principal operations coincided with those of NewStem. We have not received any dividend payments or other distributions from NewStem in the fiscal years ended December 31, 2024 and 2023. We received distributions of earnings from NetCo of $6,875 during the fiscal year ended December 31, 2023. No such distributions of earnings were received during the fiscal year ended December 31, 2024.

NewStem

NewStem is a development stage Israeli biotech limited liability company that performed research focused on human Pluripotent Stem Cells (hPSCs) in general, and Haploid human Pluripotent Stem Cells (HhPSCs), in particular. These cells have the potential to change the face of medical research as they play a pivotal role in cancer research, regenerative medicine and disease therapy. NewStem established a discovery bio-platform based on haploid human embryonic stem cell technology for genome-wide screenings and is currently using this platform for the discovery and development of oncology drugs based on synthetic lethal interaction and developing a personalized diagnostic for early detection of chemotherapy resistance. NewStem has incurred losses since inception and has generated minimal revenues from a licensing agreement to date. NewStem filed an FDA Pre-Submission and received a CE Mark from the European Medicines Agency (EMA) for its in vitro diagnostic device (IVDD). NewStem does not have an FDA approved medical device. The NewStem Software Diagnostic Device (NSDD) is CE marked under EU regulation as an “other” IVD under Directive 98/79/EC since March 2022.

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

We believe that NewStem is the only company worldwide to develop products based on this innovative proprietary technology. These products refer to the medical device platform that provides information to oncologists regarding the presence of mutations in the patient’s tumor profile which may confer resistance to different anti-cancer drugs and to anticancer drugs that target tumors with specific mutations based on a synthetic-lethal interaction approach.

NewStem’s technology solutions are derived from an exclusive, worldwide license from Yissum Research Development Company, Hebrew University’s technology transfer company (“Yissum”) and The New York Stem Cells Foundation, based on the findings and inventions of Prof. Nissim Benvenisty, Director of the Azrieli Center for Stem Cells and Genetic Research, The Hebrew University of Jerusalem (the “License”). The License provided NewStem an exclusive worldwide license to make commercial use of the License and to develop, manufacture, market, distribute or sell a product in the field of therapeutics, diagnostics, screening, development and testing. In consideration for the grant of the License, NewStem was obligated to pay royalties of up to 3% of net sales and up to 12% of “Sublicense Consideration” (as defined in the License Agreement). As part of the ongoing liquidation of NewStem, the License reverts to the original holders and NovelStem retains a significant financial interest in any future monetization of the License.

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

Competition

The technologies underlying future monetization of the License are subject to rapid and profound technological change. Competition intensifies as technical advances in each field are made and become more widely known. We can give no assurance that others will not develop services, products, or processes with significant advantages over the products, services, and processes that can be developed through the License. Any such occurrence could have a material and adverse effect on our business, results of operations and financial condition.

Yissum plans to find new users for the technology based on the License. The success of a future licensee to enhance and broaden its product offerings in response to changing customer demands and competitive pressure and technologies will depend on numerous factors, including the ability to:

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

FDA Approval Process

NewStem’s therapeutic product candidates were expected to be regulated by the FDA as drugs. No manufacturer may market a new drug until it has submitted a New Drug Application, or NDA, to the FDA, and the FDA has approved it.

The testing and approval process requires substantial time, effort and financial resources, and any future licensee’s product candidates may not be approved on a timely basis, if at all. The time and expense required to perform the clinical testing necessary to obtain FDA approval for regulated products can frequently exceed the time and expense of the research and development initially required to create the product. The results of preclinical studies and initial clinical trials of NewStem’s product candidates are not necessarily predictive of the results from large-scale clinical trials, and clinical trials may be subject to additional costs, delays or modifications due to a number of factors, including difficulty in obtaining enough patients, investigators or product candidate supply. Failure by any licensee to obtain, or any delay in obtaining, regulatory approvals or in complying with requirements could adversely affect the commercialization of product candidates and the Company’s ability to receive licensing revenues.

Other Regulatory Requirements

After approval, drug products are subject to extensive continuing regulation by the FDA, which include obligations to manufacture products in accordance with Good Manufacturing Practice, or GMP, maintain and provide to the FDA updated safety and efficacy information, report adverse experiences with the product, keep certain records and submit periodic reports, obtain FDA approval of certain manufacturing or labeling changes, and comply with FDA promotion and advertising requirements and restrictions. Failure by a licensee to meet these obligations can result in various adverse consequences, both voluntary and FDA-imposed, including product recalls, withdrawal of approval, restrictions on marketing, and the imposition of civil fines and criminal penalties against the NDA holder. In addition, later discovery of previously unknown safety or efficacy issues may result in restrictions on the product, manufacturer or NDA holder.

Outside the United States, a licensee’s ability to market a product is contingent upon receiving marketing authorization from the appropriate regulatory authorities. The requirements governing marketing authorization, pricing and reimbursement vary widely from jurisdiction to jurisdiction. At present, foreign marketing authorizations are applied for at a national level, although within the European Union registration procedures are available to companies wishing to market a product in more than one European Union member state.

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

At the time of this filing, the Company is in final negotiations to sell our interest in NetCo to our joint venture partner in exchange for the settlement of related debt in the form of a litigation funding agreement.

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

Risks Relating to our Business

We are a holding company the principal assets of which are illiquid, ownership interests in NetCo and NewStem.

Our Company’s primary assets are equity interests in NetCo and NewStem, including the residual value of relicensing the license formerly held by NewStem. We are a 50% partner in NetCo. Our President and Executive Chairman, Jan Loeb, is also the Chairman of NewStem.

We conduct no other business and, as a result, we depend entirely upon earnings and cash flow from NewStem and its technology and NetCo. If we decide in the future to pay dividends, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries.

Our investments in NewStem and NetCo are illiquid.

Our shares in NewStem and its technology and our ownership interest in NetCo are illiquid and have extremely limited liquidity rights. The transferability of these interests is restricted under federal and state securities laws and the governing documents of each of NewStem and NetCo.

We depend on our executive officers and consultants and other key individuals along with the executive officers and key individuals of NewStem to continue the implementation of our long-term business strategy and could be harmed by the loss of their services and our inability to make up for such loss with qualified replacements.

We believe that our continued growth and future success will depend in large part on the skills of our management team and the management teams of NewStem, including subsequent monetization of the License and NetCo, and our partners’ respective abilities to motivate and retain these individuals and other key individuals. The loss of any of their service could reduce our ability to successfully implement our long-term business strategy which may result in a loss of revenue, and the value of our common stock could be materially adversely affected. Leadership changes will occur from time to time and we cannot predict whether significant resignations will occur or whether NewStem will be able to recruit additional qualified personnel. We believe these management teams possess valuable knowledge about our, NewStem’s and NetCo’s respective industries and that their knowledge and relationships would be very difficult to replicate. The loss of key personnel, or the inability to recruit and retain qualified and talented personnel in the future, could have an adverse effect on the respective businesses of NewStem and NetCo, and, consequently, our business, financial condition and/or operating results.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. We have re-evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of December 31, 2024 and we concluded there was a material weakness in the design of our internal control over financial reporting.

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

Success from NewStem’s efforts will depend upon Yissum’s ability to relicense the technology supported by the License.

The technologies underlying NewStem’s products and the license technology are subject to rapid and profound technological change. Competition intensifies as technical advances in each field are made and become more widely known. We can give no assurance that others will not develop services, products, or processes with significant advantages over the products, services, and processes that has developed. Any such occurrence could have a material and adverse effect on our business, results of operations and financial condition.

Yissum plans to find new users for the technology based on the License. The success of a future licensee to enhance and broaden its product offerings in response to changing customer demands and competitive pressure and technologies will depend on numerous factors, including the ability to:

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

The Company and C.P. Group each hold a 50% interest in NetCo. The joint venture agreement governing NetCo provides for mutual decision making among the Company and C.P. Group generally (subject to exceptions) and arbitration in the event any controversy or disagreement arises. The Company and C.P. Group were previously in arbitration as to ongoing scope and the operation of NetCo. This arbitration was concluded in July 2023. The arbitrator ruled against the Company on certain key issues of the arbitration and in the Company’s favor on two key issues of the arbitration. However, if we are unable proceed in the sale of our interest in NetCo to our Joint Venture partner or the successful utilization of the joint venture assets in a manner favorable to the Company, our investment in NetCo and our ability to continue to receive distributions from our interest in NetCo could have an adverse effect on our business, financial condition or operating results.

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

We intend to retain any future earnings to reduce debt. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our shareholders will not be able to receive a return on their shares unless they sell them. Shareholders may never be able to sell shares when desired. Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

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

The continued increased costs associated with operating as a public company may decrease our net income or increase our net loss and may cause us to reduce costs in other areas of our business. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments.

None

Item 1C. Cybersecurity

Risk Management and Strategy

We focus on a comprehensive approach to identifying, preventing, and mitigating cybersecurity threats and incidents, as such term is defined in Item 106(a) of Regulation S-K, and have integrated these processes into our overall risk management systems and processes.

As the Company has no operations and no employees, we have no operating procedures related to cybersecurity. We do design and monitor reasonable technical safeguards to minimize any identified risks with our financial reporting.

Our risk management strategy also considers cybersecurity risks associated with the use of our third-party vendors and service providers.

Governance

Our Board of Directors oversees our cybersecurity risk management as part of its general oversight and management is responsible for the day-to-day management of material cybersecurity risks.

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

To fund efforts to maximize the value of NetCo, NovelStem has secured non-recourse litigation funding. As a result of this ruling, costs of approximately $2.900,000 related to the litigation funding agreement were recognized during the year ended December 31, 2023.

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

	High	Low

Fiscal 2025
Quarter ended 3/31/2025	$0.01	$0.01

Fiscal 2024
Quarter ended 12/31/2024	$0.04	$0.01
Quarter ended 9/30/2024	$0.07	$0.04
Quarter ended 6/30/2024	$0.07	$0.06
Quarter ended 3/31/2024	$0.08	$0.06

Fiscal 2023
Quarter ended 12/31/2023	$0.18	$0.06
Quarter ended 9/30/2023	$0.25	$0.13
Quarter ended 6/30/2023	$0.28	$0.14
Quarter ended 3/31/2023	$0.20	$0.15

Fiscal 2022
Quarter ended 12/31/2022	$0.21	$0.11
Quarter ended 9/30/2022	$0.28	$0.12
Quarter ended 6/30/2022	$0.33	$0.06
Quarter ended 3/31/2022	$0.30	$0.13

Fiscal 2021
Quarter ended 12/31/2021	$0.31	$0.20
Quarter ended 9/30/2021	$0.35	$0.19
Quarter ended 6/30/2021	$0.35	$0.23
Quarter ended 3/31/2021	$0.30	$0.16

Fiscal 2020
Quarter ended 12/31/2020	$0.20	$0.05
Quarter ended 9/30/2020	$0.09	$0.05
Quarter ended 6/30/2020	$0.13	$0.07
Quarter ended 3/31/2020	$0.13	$0.08

Holders

As of April 7, 2025 there were 46,881,475 shares of common stock outstanding held by approximately 80 record holders.

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

Overview

We are a development stage company and reported net losses of approximately $3,233,000 and $4,187,000 for the years ended December 31, 2024 and 2023, respectively. We had current assets of approximately $32,000 and current liabilities of approximately $5,304,000 as of December 31, 2024. As of December 31, 2023, our current assets and current liabilities were approximately $87,000 and $346,000, respectively. We have prepared our financial statements for the years ended December 31, 2024 and 2023 assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our shareholders as well as Yissum’s ability to successfully commercialize the License. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions, and short-term debt. During the current year, we continued to borrow on existing finance agreements with two related party individuals and a shareholder to fund current operating expenses. Additionally, we entered into two convertible debt instruments to fund advances to NewStem.

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

The expected volatility factor used to value stock options in 2024 was based on the historical volatility of the market price of our common stock over the period from our change to a biotechnology company, September 2018, through December 2024. For the expected term of the option, we used an estimate of the expected option life based on historical experience. The risk-free interest rate used is based upon U.S. Treasury yields for a period consistent with the expected term of the options. We assumed no quarterly dividend rate. Due to the numerous assumptions involved in calculating stock-based compensation expense, the expense recognized in our financial statements may differ significantly from the value realized by option holders on exercise of the share-based instruments. In accordance with the prescribed methodology, we do not adjust our recognized compensation expense to reflect these differences.

For the years ended December 31, 2024 and 2023, we incurred stock compensation expense with respect to options and warrants of approximately $40,000 and $303,000, respectively.

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

Results of Operations.

The selected statement of operations data for the years ended December 31, 2024 and 2023 and balance sheet data as of December 31, 2024 and 2023 has been derived from our audited financial statements included in this Annual Report.

This data should be read in conjunction with our financial statements and related notes included herein.

Selected Statement of Operations Data:

	Years Ended December 31,
	2024	2023	Change
Administrative fee income	$12,000	$12,000	$-
Operating expenses:
G&A expenses	$880,947	$665,277	$215,670
Litigation expenses	58,975	2,872,522	(2,813,547)
Total operating expenses	939,922	3,537,799	(2,597,877)
Loss from operations	(927,922)	(3,525,799)	2,597,877
Other expenses:
Loss on derivative instrument	90,000	260,000	(170,000)
Impairment loss on equity method investee	1,628,657	-	1,628,657
Interest expense	425,417	99,023	326,394
Total other expenses	2,144,074	359,023	1,785,051
Net loss before equity in net loss of equity method investees	(3,071,996)	(3,884,822)	812,826
Equity in net loss of equity method investees	(161,046)	(338,618)	177,572
Gain on dilution of equity method investment	-	36,139	(36,139)
Net loss	$(3,233,042)	$(4,187,301)	$954,259

2024 Compared to 2023

We are a holding company whose primary assets are our ownership of equity interests in NetCo and NewStem including the technology of NewStem. We conduct no other business and as a result, we have no operating revenue or cost of revenue. We do charge annual administrative fees to an affiliated entity.

The Company incurs general and administrative (“G&A”) expenses primarily related to professional fees, insurance and stock based compensation. We incurred G&A expenses of approximately $881,000 and $665,000 for the years ended December 31, 2024 and 2023, respectively. Our increase in G&A expenses relates primarily to bad debt incurred with the write off of notes receivable from NewStem, stock-based compensation and professional fees incurred in the audit of our financial statements for the years ended December 31, 2024 and 2023, preparation of our quarterly reports for 2024 and 2023, and for documents and advice related to our attempt to purchase the remaining shares of NewStem.

Specifically, we wrote off as bad debt the net balance due from NewStem of $458,000 in the year ended December 31, 2024, and professional fees increased by approximately $40,000 in the year ended December 31, 2024 as compared to the year ended December 31, 2023. Insurance costs decreased by approximately $14,000 in the year ended December 31, 2024 as compared to the year ended December 31, 2023.

Total stock compensation expense, included in G&A expenses, decreased by approximately $263,000 in the year ended December 31, 2024 as compared to the year ended December 31, 2023 due to a smaller number of options awarded in the current period as compared to the prior period as well as by the recognition of $243,000 in stock compensation expense in the year ended December 31, 2023 related to the increased value of our outstanding warrants due to the amendment of the agreements to extend the due date by two years.

The remaining decrease in G&A expenses of approximately $5,000 during the year ended December 31, 2024 consists primarily of Decreases in expenses related to investor relations and information technology.

We incurred costs related to litigation and the related litigation funding agreement involving our arbitration with our NetCo joint venture partner of approximately $59,000 and $2,873,000, respectively, for years ended December 31, 2024 and 2023. Specifically, the decrease of approximately $2,814,000 for the year ended December 31, 2024 as compared to 2023 is comprised of legal fees related to our NetCo arbitration including litigation funding fees due to Omni Bridgeway pursuant to the litigation funding agreement incurred in the year ended December 31, 2023 as compared to a lower amount incurred in the year ended December 31, 2024 related to final expenses not funded by Omni Bridgeway.

The Company has recorded a loss on derivative instrument of $90,000 and $260,000, respectively, for the years ended December 31, 2024 and 2023 related to a guarantee included in the note payable shareholder entered into in May 2023. The loss recorded in the year ended December 31, 2024 brings the derivative instrument to its highest contractual liability.

The Company has recorded an impairment loss of approximately $1,629,000 during the year ended December 31, 2024 related to its investment in NewStem. This loss reduces our investment in NewStem to zero ($0.00) as of December 31, 2024. This adjustment was made in response to the fact that NewStem ceased operations and is in the process of liquidation. The technology and license held by NewStem reverted to the original licensee, Yissum, and the Company retains a right to a share of future licensing or monetization of the technology and license. The Company does expect to recover some value from the license, however, as of December 31, 2024, the realization of this value is not certain, therefore has not been recorded by the Company. No such adjustment was made during the year ended December 31, 2023.

Interest expense increased by approximately $326,000 in the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increases in interest expense are related to increased debt incurred for operations, the accrual of interest on the litigation funding agreement and the funding of NewStem.

The Company has recorded no income tax expense as we have incurred operating losses and all deferred tax assets are fully offset by an income tax valuation allowance.

We reported net losses from equity method investees during the years ended December 31, 2024 and 2023. The net losses reported for the year ended December 31, 2024 included net loss of approximately $5,000 from NetCo combined with net loss of approximately $156,000 from NewStem. Net losses reported for the year ended December 31, 2023 included net income of approximately $3,000 from NetCo which was offset by net loss of approximately $342,000 from NewStem.

We reported a gain on dilution of our equity method investment related to stock issuances made to third parties by NewStem of approximately $36,000 during the year ended December 31, 2023. We incurred no such gain or loss during the year ended December 31, 2024.

Liquidity and Capital Resources

We have not paid dividends on our common stock since our name change and business focus shift in 2018. Our present policy is to apply cash to investments in product development at NewStem, acquisitions or expansion; consequently, we do not expect to pay dividends on common stock in the foreseeable future.

The Company will need to obtain additional funds to continue its operations. Management’s plans with regard to these matters include the potential sale of our interest in NetCo to settle our liability related to the litigation funding agreement and additional financing and fundraising until our interest in NewStem’s technology is profitable. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient cash from financing on terms acceptable to the Company, or that NewStem’s technology will be monetized and become profitable.

During the year ended December 31, 2022, the Company entered into note agreements with Jan Loeb, our Executive Chairman and Jerry Wolasky, a member of the Board, to borrow up to an aggregate of $600,000 for working capital needs. The note agreements were amended in March 2024 to increase the total borrowing to $650,000 and extend the maturity date. The agreements provide for interest at a rate of 10% per annum. As of the date of this Annual Report, the full amount of $650,000 has been funded pursuant to these agreements.

During the year ended December 31, 2023, the Company entered into a note agreement with a shareholder to borrow $300,000 for continued working capital. This note bears interest at zero percent (0%) and matures on May 5, 2025. The note includes a guarantee which has been identified as an embedded derivative with a fair value of a liability of $650,000 and $535,000 at December 31, 2024 and 2023, respectively.

In December 2023, the Company entered into two short term notes payable with unrelated parties for a total of $250,000 in borrowings utilized for the funding of NewStem. The notes bear interest at 12% per annum and matured December 21, 2024, at which time all principal and accrued interest are due and payable. Prior to the filing of this Annual Report, the maturity date of these notes was extended to December 21, 2025. The note agreements include a provision whereby, in the event of a capital raise transaction by the Company, the note holders would be entitled to participate in the transaction in an amount equal to 133% of the amounts owed on the note agreements at the closing of the transaction.

In April 2024, the Company borrowed $100,000 from unrelated parties pursuant to convertible debt agreements accounted for as debt.

Net Cash Used In Operating Activities.

For the year ended December 31, 2024, net cash used in operating activities was approximately $272,000, which consisted primarily of a net loss of approximately $3,233,000, offset by noncash equity in loss of equity method investees of approximately $161,000, impairment of equity method investees of approximately $1,629,000, bad debt expense of $500,000, and stock-based compensation of approximately $40,000. Further offset by loss on derivative instrument of $90,000, accretion of discount on notes payable of $178,000 and interest added to notes payable and convertible debt of approximately $215,000. Additionally, cash was used in operations related to an increase in current assets of approximately $8,000 and an increase in accrued liabilities and other payables of approximately $140,000.

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

Net Cash Used In Investing Activities.

During the years ended December 31, 2024 and 2023, the Company loaned a total of $500,000, consisting of $250,000 per year to NewStem in anticipation of a purchase transaction. This transaction was not consummated and NewStem ceased operations and began liquidation proceedings in October 2024, resulting in the loan becoming uncollectible. As such, the Company determined the note was uncollectible and wrote the balance off as a bad debt during the year ended December 31, 2024.

Net Cash Provided By Financing Activities.

For the year ended December 31, 2024, net cash provided by financing activities was $475,000, consisting of long-term borrowings from two directors and a stockholder totaling $375,000 and borrowings from convertible debt with unrelated parties of $100,000.

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

Contractual Obligations and Commercial Commitments

As of December 31, 2024, we had a contractual obligation related to our directors’ and officers’ insurance providing for 10 monthly installments of $5,127 payable through June 2025.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. We have re-evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of December 31, 2024 and we concluded there was a material weakness in the design of our internal control over financial reporting as it relates to insufficient resources to employ proper segregation of duties over the processing of transactions and financial reporting.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Remediation Actions

Management continues to focus on strengthening the Company’s internal controls within the parameters of what can be done with limited resources. As resources permit, management will continue to attempt to build the necessary capabilities and infrastructure to implement corrective action. At the current time, financial resources are limited thereby impeding the ability of management to employ personnel to provide proper separation of duties.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Biographical and certain other information concerning the Company’s officers and directors is set forth below. There are no familial relationships among any of our officers or directors. Except as indicated below, none of our directors is a director in any other reporting companies. None of our officers or directors has been affiliated with any company that has filed for bankruptcy within the last ten years. We are not aware of any proceedings to which any of our officers or directors, or any associate of any such officer or director is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries. Unless otherwise indicated, there are no arrangements or understandings between any officer and any other person pursuant to which such person was selected as an officer.

Jan Loeb – President and Executive Chairman – 66 Mr. Loeb has more than 40 years of business, money management and investment banking experience. He has served as Chairman of our Board since July 2018 and on September 29, 2022 was appointed as Executive Chairman. On January 13, 2023, Mr. Loeb was appointed President of the Company. He has been the Managing Member of Leap Tide Capital Management LLC since 2007 and has served as President and CEO of Acorn Energy, Inc. since January 2016 and as a Director since August 2015. He has been a Director of Keweenaw Land Association, Ltd. From 2005 to 2007, Mr. Loeb was President of Leap Tide’s predecessor, formerly known as AmTrust Capital Management Inc. He served as a Portfolio Manager of Chesapeake Partners from February 2004 to January 2005 and as Managing Director at Jefferies & Company, Inc. from 2002 to 2004. From 1994 to 2001, he served as Managing Director at Dresdner Kleinwort Wasserstein, Inc. (formerly Wasserstein Perella & Co., Inc.). Mr. Loeb was a Lead Director of American Pacific Corporation from 2013 to 2014 and a Director from 1997 to 2014. He also served as an Independent Director of Pernix Therapeutics Holdings Inc. (formerly, Golf Trust of America, Inc.) from 2006 to 2011 and as a Director of TAT Technologies, Ltd. from 2009 to 2016.

Christine Jenkins – Vice President and Chief Financial Officer – 61 Ms. Jenkins has over thirty-five years of experience in public accounting, including audit, consulting and corporate tax. Ms. Jenkins is currently serving as a consultant providing audit and accounting consultation to publicly-traded and large privately held companies. From 2010 to 2018 Ms. Jenkins was an audit partner with Cherry Bekaert, LLP. Prior to Cherry Bekaert, from 1995 to 2010, Ms. Jenkins was a partner in a local accounting firm in Atlanta, GA. Prior experience included audit and tax positions in public accounting firms.

Mitchell Rubenstein – Director – 70 Mr. Rubenstein co-founded and served as Chairman of HMC from its inception to June 2018, during which period the company returned approximately $37 million to shareholders in the form of dividends and share repurchases, including a tender offer. He founded Syfy Channel and numerous other media and digital businesses.

Eric Richman – Director -63 Mr. Richman is a life science executive with significant leadership, operational and strategic experience from over 25 years in the field. He is currently The CEO of Gain Therapeutics and was a Venture Partner at Brace Pharma Capital and serves on the boards of LabConnect, F2G (board observer) and previously ADMA Biologics (NASDAQ: ADMA). Previously he served as President & CEO of PharmAthene and prior to that was part of the founding team at MedImmune, responsible for the U.S. launch of its first commercial product and an integral part of the global launch teams for other products. He began his career at HealthCare Ventures, a life-sciences focused VC firm and formerly was a Director of Lev Pharmaceuticals (sold to Viropharma) and American Bank (sold to Congressional Bancshares) and served as CEO of Tyrogenex (sold to Betta Pharma).

David Seltzer – Director – 64 Mr. Seltzer is the CEO and Founder of Reliable 1 Laboratories LLC, a distributor of OTC medications and nutritional supplements to independent pharmacies, long-term care pharmacies, hospitals and government organizations. He is also a minority owner and Director at Leading Pharma LLC, a generic manufacturer of prescription drugs, having previously served as President and CEO and later Chairman of Hi-Tech Pharmacal Co., Inc., which was acquired by Akorn, Inc. for $640 million in 2014.

Jerry Wolasky – Director – 64 Mr. Wolasky has over 35 years’ experience in the wholesale pharmaceutical business, most recently for the past 15 years in his current role as President of HealthSource Distributors LLC. He previously served in executive positions of increasing responsibility for AmerisourceBergen, and its predecessor company, Bergen Brunswig.

Tracy Clifford – Director -56 Ms. Clifford has over twenty years of experience in accounting and finance, including mergers and acquisitions of public companies. Ms. Clifford is the CFO of Acorn Energy, Inc. and COO of its operating subsidiary Omnimetrix Inc. and since 2015 she has served as a contract CFO and COO for several clients, participated on advisory boards and worked on numerous project engagements. Ms. Clifford previously served as CFO, Principal Accounting Officer, Corporate Controller and Secretary for a publicly traded pharmaceutical company and a publicly-traded REIT from 1999 to 2015. Ms. Clifford’s prior experience included accounting leadership positions at United Healthcare, the North Broward Hospital District and the audit team of Deloitte & Touche.

Audit Committee; Audit Committee Financial Expert

The Company’s full board is functioning as our audit committee at the time of this Annual Report.

Compensation Committee

We do not have a compensation committee or persons participating in deliberations concerning executive officer compensation as there was no executive officer compensation paid other than hourly payments for Chief Financial Officer services during 2024 and 2023.

Nominating Committee

We do not have a nominating committee. All directors participate in the nomination and election of directors.

Section 16(a) Beneficial Ownership Reporting Compliance; Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. These persons are also required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Further, we have implemented measures to assure timely filing of Section 16(a) reports by our executive officers and directors. Based solely on our review of such forms or written representations from certain reporting persons, we believe that during 2024 our executive officers and directors complied with the filing requirements of Section 16(a).

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all our directors, officers and employees. This code of ethics is designed to comply with the NASDAQ marketplace rules related to codes of conduct.

Changes in control

There are no arrangements which may at a subsequent date result in a change in control of the Company.

Item 11. Executive Compensation.

Executive and Director Compensation

Summary Compensation Table
					Option		All Other
		Salary		Bonus	Awards		Compensation	Total
Name and Principal Position	Year	($)		($)	($)		($)	($)
Jan H. Loeb	2024	-		-	5,924	(1)	-	5,924
President and Executive Chairman	2023	-		-	16,573	(2)	-	16,573

Christine Jenkins	2024	48,275	(3)	-	-		-	48,275
Vice President and Chief Financial Officer	2023	54,000	(3)	-	1,657	(1)	-	55,675

Mitchell Rubenstein	2024	-		-	5,924	(1)	-	5,924
Director	2023	-		-	8,286	(2)	-	8,286

Eric Richman	2024	-		-	5,924	(1)	-	5,924
Director	2023	-		-	8,286	(2)	-	8,286

David Seltzer	2024	-		-	5,924	(1)	-	5,924
Director	2023	-		-	8,286	(2)	-	8,286

Jerry Wolasky	2024	-		-	5,924	(1)	-	5,924
Director	2023	-		-	8,286	(2)	-	8,286

Tracy Clifford	2024	-		-	5,924	(1)	-	5,924
Director	2023	-		-	8,286	(2)	-	8,286

(1)	Represents the grant date fair value calculated in accordance with applicable accounting principles with respect to 100,000 options granted per Director and 100,000 options granted to the President and Executive Chairman on April 1, 2024 with an exercise price of $0.06. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 4.34% (ii) an expected term of 5.09 years (iii) an assumed volatility of 116.9853% and (iv) no dividends.
(2)	Represents the grant date fair value calculated in accordance with applicable accounting principles with respect to 50,000 options granted per Director, 100,000 options granted to the President and Executive Chairman and 10,000 options granted to the Vice President and Chief Financial Officer on March 23, 2023 with an exercise price of $0.20. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 3.39% (ii) an expected term of 4.98 years (iii) an assumed volatility of 118.3067% and (iv) no dividends.
(3)	Represents hourly fees paid to Ms. Jenkins for the provision of services as Chief Financial Officer of the Company.

Executive Compensation for 2023 and 2024

Our Chief Financial Officer and Vice President, Ms. Jenkins is paid on an hourly basis. Mr. Loeb, our Executive Chairman and President does not receive any compensation for his role as an officer of the Company.

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

Outstanding Equity Awards at 2024 Fiscal Year End

The following tables set forth all outstanding equity awards made to each of the Executives and Directors that were outstanding at December 31, 2024.

Options to Purchase NovelStem International Corp. Stock
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Jan H. Loeb	50,000		0.10	November 12, 2025
	50,000		0.10	November 26, 2026
	1,000,000		0.10	November 24, 2027
	100,000		0.29	January 31, 2029
	100,000		0.20	March 23, 2030
		100,000	0.06	April 1, 2031
Mitchell Rubenstein	50,000		0.10	November 12, 2025
	50,000		0.10	November 26, 2026
	1,000,000		0.10	November 24, 2027
	100,000		0.29	January 31, 2029
	50,000		0.20	March 23, 2030
		100,000	0.06	April 1, 2031
Eric Richman	50,000		0.10	November 12, 2025
	50,000		0.10	November 26, 2026
	50,000		0.10	November 24, 2027
	100,000		0.29	January 31, 2029
	50,000		0.20	March 23, 2030
		100,000	0.06	April 1, 2031
David Seltzer	50,000		0.10	November 12, 2025
	50,000		0.10	November 26, 2026
	50,000		0.10	November 24, 2027
	100.000		0.29	January 31, 2029
	50,000		0.20	March 23, 2030
		100,000	0.06	April 1, 2031
Jerry Wolasky	50,000		0.10	November 12, 2025
	50,000		0.10	November 26, 2026
	50,000		0.10	November 24, 2027
	100,000		0.29	January 31, 2029
	50,000		0.20	March 23, 2030
		100,000	0.06	April 1, 2031
Tracy Clifford	50,000		0.10	November 12, 2025
	50,000		0.10	November 26, 2026
	1,000,000		0.10	November 24, 2027
	100,000		0.29	January 31, 2029
	50,000		0.20	March 23, 2030
		100,000	0.06	April 1, 2031
Christine Jenkins		10,000	0.20	March 23, 2030

Warrants to Purchase NovelStem International Corp. Stock
Name	Number of Securities Underlying Unexercised Warrants (#) Exercisable	Number of Securities Underlying Unexercised Warrants (#) Unexercisable	Warrant Exercise Price ($)	Warrant Expiration Date
Jan H. Loeb	2,250,000	-	0.13	June 28, 2025
Mitchell Rubenstein	750,000	-	0.10	June 28, 2025
Eric Richman	-	-	-	-
David Seltzer	-	-	-	-
Jerry Wolasky	-	-	-	-
Tracy Clifford	-	-	-	-
Christine Jenkins	-	-	-	-

Option and Warrant Exercises

None

Non-qualified Deferred Compensation

The Company has no deferred compensation plan in place during the years ended December 31, 2024 and 2023.

Payments and Benefits Upon Termination or Change in Control

There are no agreements in place with any Executive or Director that would provide for any amounts due under any termination scenario at December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock, as of December 31, 2024, for each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, each of our directors and all directors as a group. The Company has no executive officers. Except as indicated in footnotes to this table, we believe that the shareholders named in this table will have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such shareholders.

Security Ownership of Certain Beneficial Owners and Management

Name and Address of beneficial owner (6)	Amount and nature of beneficial ownership		Percent of total common equity (1)
Christine Jenkins	10,000		0.0%
Michael Sosnowik	2,770,270		5.0%
Stephen Gans	7,034,172		12.6%
Jan Loeb	7,770,673	(2)(4)	14.0%
Jerry Wolasky	10,272,973	(3)(4)	18.5%
Tracy Clifford	1,250,000	(3)(4)	2.2%
Eric Richman	854,054	(3)(4)	1.5%
Mitchell Rubenstein	3,108,108	(4)(5)	5.6%
David Seltzer	3,624,324	(3)(4)	6.5%
All directors and officers as a group (seven persons)	26,890,132		48.3%

(1) Applicable percentage ownership is based on 46,881,475 shares of common stock outstanding as of December 31, 2024, together with securities exercisable or convertible into shares of common stock within 60 days of December 31, 2024. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of December 31, 2024, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Includes 1,108,108 held in an IRA and 874,528 held as Trustee for the Steinberg Family Trust. Includes warrants to purchase 2,250,000 million shares of common stock at an exercise price of $0.13 per share, options to purchase 1,100,000 million shares of common stock at an exercise price of $0.10 per share, options to purchase 100,000 shares of common stock at an exercise price of $0.29 per share, and options to purchase 100,000 shares of common stock at an exercise price of $0.20 per share.

(3) Includes options to purchase 150,000 shares of common stock at an exercise price of $0.10 per share, options to purchase 100,000 shares of common stock at an exercise price of $0.29 per share, and options to purchase 50,000 shares of common stock at an exercise price of $0.20 per share.

(4) Director.

(5) Includes options and warrants to purchase 1,850,000 shares of common stock at an exercise price of $0.10 per share, options to purchase 100,000 shares of common stock at an exercise price of $0.29 per share, and options to purchase 50,000 shares of common stock at an exercise price of $0.20 per share.

(6) The address of each person is c/o NovelStem International Corp. 2255 Glades Road, Suite 221A, Boca Raton, FL 33431.

Securities authorized for issuance under equity compensation plans.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders	9,360,000	$0.1347	640,000
Total	9,360,000	$0.1347	640,000

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Jan Loeb, our President and Executive Chairman of the Board, is also the Chairman of the Board of NewStem.

During the year ended December 31, 2022, the Company entered into note agreements with Jan Loeb, our Executive Chairman and Jerry Wolasky, a shareholder and member of the Board, to borrow up to an aggregate of $600,000 for working capital needs. The note agreements were amended in March 2024 to increase the total borrowing to $650,000 and extend the maturity date. The note agreements were refinanced in August 2024 providing for total borrowings of $750,000. The agreements provide for interest at a rate of 10% per annum and mature December 31, 2025. As of the date of this Annual Report, the full amount of $750,000 has been funded pursuant to these agreements.

On May 5, 2023, the Company entered into a long term note payable with a shareholder for $300,000 in financing to be funded $150,000 at inception and $150,000 in October 2023. This note bears interest at zero percent (0%) and matures on May 5, 2025. The note includes a guarantee which has been identified as an embedded derivative with a fair value of a liability of $650,000 at December 31, 2024.

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

Item 14. Principal Accountant Fees and Services.

Accounting Fees

Kreit & Chiu CPA LLP

The following table summarizes the fees accrued and paid by NovelStem for professional services rendered by Kreit & Chiu CPA LLP and Cherry Bekaert LLP for the years ended December 31, 2024 and 2023.

	2024	2023
Audit fees	$113,030	$111,605
Tax Fees	-	6,400
All other fees	-	-
Total	$113,030	$118,005

Pre-Approval Policies and Procedures

The Audit Committee’s current policy is to pre-approve all audit and non-audit services that are to be performed and fees to be charged by our independent auditor to assure that the provision of these services does not impair the independence of the auditor. The Audit Committee pre-approved all audit and non-audit services rendered by our principal accountant in 2024 and 2023.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	Financial Statements.

The following financial statements are filed as part of this registration statement:

NOVELSTEM INTERNATIONAL CORP.

Years Ended December 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

NovelStem International Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NovelStem International Corp. as of December 31, 2024 and 2023, and the related statements of operations, shareholders’ equity (deficit), and cash flows for the two years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of NovelStem International Corp. as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Los Angeles, California

April 7, 2025

NOVELSTEM INTERNATIONAL CORP.
BALANCE SHEETS

	As of December 31,
	2024	2023

ASSETS
Current assets:
Cash	$6,099	$53,063
Accounts receivable, administrative fees	10,500	-
Prepaid expenses	15,272	33,540
Total current assets	31,871	86,603
Investment in Netco	128,240	133,709
Note receivable, NewStem	-	250,000
Investment in NewStem	-	1,784,234
Total assets	$160,111	$2,254,546

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$167,898	$54,257
Accrued expenses	68,576	42,223
Notes payable	250,000	250,000
Current portion of long-term notes payable, including accrued interest	4,059,366	-
Convertible debt, including accrued interest	108,646
Derivative liability, guarantee	650,000	-
Total current liabilities	5,304,486	346,480
Long-term liabilities:
Long-term notes payable, including accrued interest, net	-	3,324,599
Derivative liability, guarantee	-	535,000
Total long-term liabilities	-	3,859,599
Total liabilities	5,304,486	4,206,079
Commitments and contingencies (see Note 7)
Shareholders’ equity (deficit):
Common stock, $.01 par value, 100,000,000 shares authorized, 50,316,672 shares issued at December 31, 2024 and 2023 and 46,881,475 shares outstanding at December 31, 2024 and 2023	468,815	468,815
Additional paid-in capital	290,947,417	290,907,217
Accumulated deficit	(296,360,853)	(293,127,811)
Treasury stock, at cost, 3,435,197 shares at December 31, 2024 and 2023	(199,754)	(199,754)
Total shareholders’ equity (deficit)	(5,144,375)	(1,951,533)
Total liabilities and shareholders’ equity (deficit)	$160,111	$2,254,546

The accompanying notes are an integral part of these financial statements.

NOVELSTEM INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2024	2023

Administrative fee income	$12,000	$12,000
Operating expenses:
General and administrative expenses	880,947	665,277
Litigation expenses	58,975	2,872,522
Total operating expenses	939,922	3,537,799
Loss from operations	(927,922)	(3,525,799)
Other expenses:
Loss on derivative instrument	90,000	260,000
Impairment loss on equity method investee	1,628,657	-
Interest expense	425,417	99,023
Total other expenses	2,144,074	359,023
Loss before income taxes	(3,071,996)	(3,884,822)
Provision for income tax	-	-
Net loss before equity in net loss of equity method investees	(3,071,996)	(3,884,822)
Equity in net loss of equity method investees	(161,046)	(338,618)
Gain on dilution of equity method investment	-	36,139
Net loss	$(3,233,042)	$(4,187,301)

Basic and diluted net loss per share:
Net loss per share - basic and diluted	$(0.07)	$(0.09)
Weighted average number of shares outstanding – basic	46,881,475	46,881,475
Weighted average number of shares outstanding – diluted	46,881,475	46,881,475

The accompanying notes are an integral part of these financial statements.

NOVELSTEM INTERNATIONAL CORP.

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

					Number
			Additional		of		Total
	Number of	Common	Paid-In	Accumulated	Treasury	Treasury	Shareholders’
	Shares	Stock	Capital	Deficit	Shares	Stock	Equity

Balance, December 31, 2022	46,881,475	$468,815	$290,604,327	$(288,940,510)	3,435,197	$(199,754)	$1,932,878
Net loss	-	-	-	(4,187,301)	-	-	(4,187,301)
Stock-based compensation	-	-	302,890	-			302,890

Balance, December 31, 2023	46,881,475	468,815	290,907,217	(293,127,811)	3,435,197	(199,754)	(1,951,533)
Net loss	-	-	-	(3,233,042)	-	-	(3,233,042)
Stock-based compensation	-	-	40,200	-	-	-	40,200

Balance, December 31, 2024	46,881,475	$468,815	$290,947,417	$(296,360,853)	3,435,197	$(199,754)	$(5,144,375)

The accompanying notes are an integral part of these financial statements.

NOVELSTEM INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(3,233,042)	$(4,187,301)
Equity in net loss of equity method investees	161,046	338,618
Impairment loss, NewStem	1,628,657	-
Gain on dilution of equity method investment	-	(36,139)
Distribution from NetCo	-	6,875
Bad debt expense	500,000	-
Accretion of discount on note payable	177,768	61,815
Loss on derivative instrument	90,000	260,000
Legal fees and litigation funding fees funded by litigation funding agreement	-	2,819,196
Accrued interest added to long-term note payable	206,999	35,138
Accrued interest added to convertible debt	8,646	-
Stock-based compensation	40,200	302,890
Change in operating assets and liabilities:
Accounts receivable, administrative fees	(10,500)	12,000
Prepaid expenses	18,268	7,021
Accounts payable	113,641	33,054
Accrued expenses	26,353	(1,450)
Net cash used in operating activities	(271,964)	(348,283)

Cash flows from investing activities:
Loans made	(250,000)	(250,000)
Net cash used in investing activities	(250,000)	(250,000)

Cash flows from financing activities:
Proceeds from convertible debt	$100,000	$-
Proceeds from note payable, current	375,000	250,000
Proceeds from long-term note payable	-	395,000
Net cash provided by financing activities	475,000	645,000

Net (decrease) increase in cash	(46,964)	46,717
Cash at the beginning of the year	53,063	6,346
Cash at the end of the year	$6,099	$53,063

Supplemental cash flow information:
Cash paid during the year for:
Interest	$1,922	$1,248
Supplemental Non-Cash Investing and Financing Activities:
Interest added to notes payable and convertible debt	$215,645	$35,138

The accompanying notes are an integral part of these financial statements.

NOVELSTEM INTERNATIONAL CORP.

Notes to Financial Statements

NOTE 1—NATURE OF OPERATIONS

Description of Business

NovelStem International Corp. (“NovelStem” or the “Company”) is a holding company whose principal assets are an approximate 31% equity interest in NewStem Ltd, an Israeli biotech company (“NewStem”) and its developed technology, and a 50% equity interest in NetCo Partners (“NetCo”). NovelStem was formerly known as Hollywood Media Corp. The Company was incorporated in the State of Florida on January 22, 1993 and changed its name to NovelStem International Corp. in September 2018.

NewStem focused on the development and commercialization of diagnostic technology that can predict patients’ anti-cancer drug resistance, allowing for targeted cancer treatments and the potential to reduce resistance to chemotherapy.

NetCo is a legacy media business interest which owns “Net Force”, a book publishing franchise.

Going Concern, Liquidity and Management’s Plans

Since inception, the Company has accumulated a deficit of approximately $296,000,000. The accumulated deficit of the Company subsequent to its business focus shift and name change in September 2018 is approximately $9,680,000 which is comprised primarily of allocated losses from equity method investments and general and administrative costs incurred by the Company.

The Company will need to obtain additional funds to continue its operations. Management’s plans with regard to these matters include additional financing and fundraising as well as monetization of assets held related to equity method investments. Specifically, the Company is in the final stages of the process of selling NetCo to its joint venture partner in a transaction that satisfies the related debt (litigation funding agreement). Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient cash from financing on terms acceptable to the Company, or that the Company will realize any value from the intangible assets or technology of NewStem, which is currently in the process of liquidation due to its inability to raise funds for continued operations (see Note 3).

The Company has in place a finance agreement with two individuals who are shareholders and directors under which it borrowed $750,000 and an additional finance agreement with a shareholder under which it borrowed $300,000 for working capital needs (see Note 4). Additionally, the Company entered into additional finance agreements with unrelated parties in December 2023 and April 2024 under which it borrowed an additional $450,000 for working capital needs and to fund NewStem (see Note 4). All funds available pursuant to these agreements have been received. The Company will need to obtain additional funds to continue operations for the next 12 months.

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

NOVELSTEM INTERNATIONAL CORP.

Notes to Financial Statements

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

Derivative Financial Instruments

The Company has in place a financial instrument, in the form of a note payable, with an identified embedded derivative in the form of a guarantee. The identified embedded derivative has been bifurcated and accounted for separately. Such derivative financial instruments are measured at fair value at each financial statement reporting date. If the fair value of a financial liability (the derivative) exceeds the proceeds received for the issuance of a hybrid instrument in an arm’s length transaction with no rights or privileges that require separate accounting recognition as an asset identified, then the embedded derivative is recorded at fair value with the excess of fair value over proceeds recognized as a loss in earnings. During the years ended December 31, 2024 and 2023, the Company recognized a loss on derivative financial instruments of $90,000 and $260,000, respectively. Proceeds from the note payable are shown as cash from financing instruments and the loss on derivative instrument is included as an adjustment to reconcile loss to net cash used in operating activities in the statements of cash flows for the years ended December 31, 2024 and 2023.

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

NOVELSTEM INTERNATIONAL CORP.

Notes to Financial Statements

The following data represents the amounts used in computing earnings per share and the effect on net income (loss) and the weighted average number of shares of dilutive potential common stock:

	Year Ended December 31,
	2024	2023

Net loss available to common shareholders	$(3,233,042)	$(4,187,301)

Weighted average shares outstanding:
-Basic	46,881,475	46,881,475
Add: Warrants	-	-
Add: Stock options	-	-
-Diluted	46,881,475	46,881,475

Basic and diluted net loss per share	$(0.07)	$(0.09)

NOTE 3—EQUITY METHOD INVESTMENTS

Investment in NewStem

In 2018, the Company entered into a Share Purchase Agreement with NewStem and other related parties to provide aggregate funding of up to $4,000,000 to NewStem. This funding was to be provided through the sale of up to 50,000 common shares of NewStem to the Company representing 33% of New Stem’s outstanding shares. In 2018, the Company purchased 25,000 shares of NewStem for $2,000,000 acquiring an ownership interest of 20%. The Company made additional investments in 2019 and 2020 purchasing 12,500 shares each year for a $1,000,000 investment each year resulting in an ownership interest of 30.51% and 30.58%, respectively, as of December 31, 2024 and 2023.

The Company accounts for its investment in NewStem under the equity method. At December 31, 2023, the carrying value of the investment in NewStem exceeded its portion of the underlying net assets of NewStem by approximately $1,800,000. The excess related to identified intangible assets including license agreements, specialized work force (goodwill) and two separate projects of in process research and development (“IPR&D”).

NewStem is a development stage company and has incurred losses since its inception and has generated only minimal revenues under a licensing agreement.

The Company assesses its investment in NewStem for impairment on an annual basis or more frequently if indicators of impairment exist. During the year ended December 31, 2024 indicators of impairment became evident due to the inability of NewStem to raise funds. Due to the inability to raise funds, NewStem has been unable to continue operations and is in the process of liquidation. The intangible assets of NewStem, including license agreements, have reverted to the licensor, Yissum (the commercial division of Hebrew University). The Company has reached an agreement with Yissum regarding the potential monetization of these intangible assets which provides for funds to be received by the Company in the event of re-licensing or monetizing of the licenses or related technology developed by NewStem. Due to the current uncertainty of the recovery of any value from these intangible assets and the liquidation status of NewStem, the Company has fully impaired the investment in NewStem and reduced the carrying value to zero ($0) at December 31, 2024, recognizing an impairment loss of $1,628,657 during the year ended December 31, 2024.

NOVELSTEM INTERNATIONAL CORP.

Notes to Financial Statements

The Company signed an agreement (the “Purchase Agreement”) to acquire the remainder of NewStem in exchange for shares of Company stock as well as funding for NewStem operations. In anticipation of this transaction, the Company advanced $250,000 to NewStem in December 2023 and an additional $250,000 in March 2024. The related note agreement bears no interest and was payable on December 30, 2024. The agreement provided for discharge of the note upon the closing of the anticipated acquisition transaction. The Purchase Agreement was not fully consummated, and no Company shares were issued to NewStem shareholders in exchange for NewStem shares, therefore the note was not discharged. The Company determined that collection of the note was unlikely due to NewStem’s liquidation status and lack of assets. As such, the Company wrote the note off as a bad debt during the year ended December 31, 2024.

During the year ended December 31, 2024, the Company recorded a reimbursement due to NewStem of approximately $42,000 for audit and accounting related costs which was offset against the note receivable from NewStem. During the year ended December 31, 2023, the Company reimbursed NewStem for audit and audit related costs of approximately $58,000.

The following table represents the Company’s investment in NewStem:

	Year Ended December 31,
	2024	2023

Investment in NewStem, beginning	$1,784,234	$2,090,286
Allocation of net loss from NewStem	(155,577)	(342,191)
Gain on dilution of equity method investment	-	36,139
Investment in NewStem before impairment	1,628,657	1,784,234
Impairment loss recorded	(1,628,657)	-
Investment in NewStem, ending	$-	$1,784,234

The results of operations and financial position of the Company’s investment in NewStem are summarized below:

	Year Ended December 31,
	2024	2023
Condensed income statement information:
License fees	$-	$95,000
Gross margin	$-	$84,000
Net loss	$(510,000)	$(1,119,000)
Company’s allocation of net loss from NewStem	$(155,577)	$(155,577)

	As of December 31,
	2024	2023
Condensed balance sheet information:
Current assets	$100,000	$353,000
Non-current assets	$2,000	$9,000
Current liabilities	$548,000	$284,000
Non-current liabilities	$-	$-

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

The following table represents the Company’s investment in NetCo:

	Year Ended December 31,
	2024	2023
Investment in NetCo, beginning	$133,709	$137,011
Allocation of net income (loss) from Netco	(5,469)	3,573
Distribution from NetCo	-	(6,875)
Investment in NetCo, ending	$128,240	$133,709

The results of operations and financial position of the Company’s investment in NetCo are summarized below:

	Year Ended December 31,
	2024	2023
Condensed income statement information:
Net sales	$1,479	$25,789
Gross margin	$1,362	$19,422
Net income (loss)	$(10,938)	$7,146
Company’s allocation of net income from NetCo	$(5,469)	$3,573

	As of December 31,
	2024	2023
Condensed balance sheet information:
Current assets	$1,305	$13,473
Non-current assets	$272,799	$272,799
Current liabilities	$10,748	$12,250
Non-current liabilities	$-	$-

NOTE 4—NOTES PAYABLE

In December 2023, the Company entered into two short term notes payable with unrelated parties, Hewlett Fund and AIGH Investment Partners, LLC. The notes are for $125,000 each, for a total of $250,000 in borrowings utilized for the funding of NewStem. The notes bear interest at 12% per annum and originally matured on December 21, 2024. The maturity date for both notes has been extended until December 21, 2025 at which time all principal and accrued interest are due and payable. The note agreements include a provision whereby, in the event of a capital raise transaction by the Company, the note holders would be entitled to participate in the transaction in an amount equal to 133% of the amounts owed on the note agreements at the closing of the transaction. Interest expense related to these notes was $30,082 and $822, respectively, for the years ended December 31, 2024 and 2023.

NOVELSTEM INTERNATIONAL CORP.

Notes to Financial Statements

Long-term notes payable are summarized as follows:

	As of December 31,
	2024	2023
Notes payable related parties:
Notes payable director and Executive Chairman	$821,766	$400,000
Accrued interest added to note balance	38,392	43,588
Total notes payable director and Executive Chairman	860,158	443,588
Note payable shareholder, principal amount	300,000	275,000
Less unamortized discount	(60,417)	(213,185)
Total note payable shareholder	239,583	61,815
Note payable, litigation funding agreement:
Note payable Omni Bridgeway (Fund 4) Invt. 3 L.P.	2,819,196	2,819,196
Accrued interest added to agreement balance	140,429	-
Total note payable, litigation funding agreement	2,959,625	2,819,196
Total notes payable	4,059,366	3,324,599
Less current portion	(4,059,366)	-
Long-term notes payable	$-	$3,324,599

During the year ended December 31, 2022, the Company entered into note agreements with Jan Loeb, our Executive Chairman and Jerry Wolasky, a shareholder and member of the Board, to borrow up to an aggregate of $600,000 for working capital needs. The note agreements were amended in March 2024 to increase the total borrowing to $650,000 and extend the maturity date. The note agreements were refinanced in August 2024 providing for total borrowings of $750,000. The agreements provide for interest at a rate of 10% per annum and mature December 31, 2025. As of the date of financial statements, the full amount of $750,000 has been funded pursuant to these agreements.

On May 5, 2023, the Company entered into a long term note payable with a shareholder for $300,000 in financing to be funded $150,000 at inception and $150,000 in October 2023. This note bears interest at zero percent (0%) and matures on May 5, 2025. The note includes a guarantee which has been identified as an embedded derivative with a fair value of a liability of $650,000 and $535,000 at December 31, 2024 and 2023, respectively, which is reported separately on the balance sheet. The fair value of the note exceeds the proceeds, and the note has been discounted at inception so that the net liability is the fair value of the derivative. Accretion of the note discount of $66,570 and $61,815, respectively, has been reflected as part of interest expense in the statement of operations for year ended December 31, 2024 and 2023.

NOVELSTEM INTERNATIONAL CORP.

Notes to Financial Statements

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

During July 2023, the arbitration was settled. As a result of the ruling disclosed in Note 7, the liability became probable and reasonably estimable, and the Company recorded the full liability due to Omni as of December 31, 2023. This liability consists of expenses funded by Omni of $933,065, including $310,000 advanced for working capital, and related fees or investment return to Omni calculated as contractual multiples of funding totaling $1,886,131 as of December 31, 2023 for a total liability of $2,819,196. This agreement bears interest at 5% per annum beginning January 2024 and is payable on January 10, 2025. The Company accrued interest related to the Agreement of $140,428 during the year ended December 31, 2024.

Convertible Debt

In April 2024, the Company borrowed $100,000 from unrelated parties pursuant to convertible debt agreements accounted for as debt. These agreements bear interest at 10% per annum and mature December 30, 2025. The unpaid principal balance of these notes and any accrued interest may be converted into shares of the Company’s common stock at a conversion price of $0.13 per share. Interest accrued related to these agreements was $8,646 during the year ended December 31, 2024.

NOTE 5—EQUITY

(a) General

At December 31, 2024 and 2023 the Company had issued 50,316,672 shares and had issued and outstanding 46,881,475 shares of its common stock, par value $0.01 per share. The Company held 3,435,197 shares of its common stock, $0.01 par value, in treasury at December 31, 2024 and 2023. Holders of outstanding common stock are entitled to receive dividends when, and if declared by the Board and to share ratably in the assets of the Company legally available for distribution in the event of a liquidation, dissolution or winding up of the Company.

(b) Summary Employee Option Information

The Company’s stock option plans provide for the grant to officers, directors, third party contractors and other future key employees of options to purchase shares of common stock. The purchase price may be paid in cash or at the end of the option term, if the option is “in-the-money”, it is automatically exercised “net”. In a net exercise of an option, the Company does not require a payment of the exercise price of the option from the optionee but reduces the number of shares of common stock issued upon the exercise of the option by the smallest number of whole shares that has an aggregate fair market value equal to or in excess of the aggregate exercise price for the option shares covered by the option exercised. Each option is exercisable to one share of the Company’s common stock. Most options expire within six years from the date of the grant and generally vest on the first anniversary date of their issuance. Pursuant to the Equity Incentive Plan approved by the Company’s board of directors on November 12, 2018, an aggregate of 6,360,000 options have been issued to directors and investor relations professionals.

NOVELSTEM INTERNATIONAL CORP.

Notes to Financial Statements

The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

	Year Ended December 31,
	2024	2023
Risk-free interest rate	4.3%	3.4%
Expected term, in years	5.09	4.98
Expected volatility	116.9%	118.3%
Expected dividend yield	0%	0%
Determined weighted average grant date fair value per option	$0.06	$0.17

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

(c) Summary Option Information

A summary of the Company’s option plans as of December 31, 2024 and 2023, as well as changes during each of the years then ended, is presented below:

	Year Ended December 31,
	2024		2023
	Number	Weighted	Number	Weighted
	of	Average	of	Average
	Options	Exercise	Options	Exercise
	(in shares)	Price	(in shares)	Price
Outstanding at beginning of year	5,760,000	0.14	5,400,000	0.14
Granted	600,000	0.06	360,000	0.20
Outstanding at end of year	6,360,000	0.13	5,760,000	0.14
Exercisable at end of year	5,760,000	0.14	5,400,000	0.14

Stock-based compensation expense was approximately $40,000 and $303,000 in the years ending December 31, 2024 and 2023, respectively.

The total compensation cost related to non-vested awards not yet recognized was approximately $9,000 and $13,000, respectively, as of December 31, 2024 and 2023.

NOVELSTEM INTERNATIONAL CORP.

Notes to Financial Statements

(d) Warrants

The Company has issued warrants at exercise prices equal to or greater than market value of the Company’s common stock at the date of issuance. A summary of warrant activity follows:

Year Ended December 31,
	2024		2023
	Number of	Weighted	Number	Weighted
	shares	Average	of	Average
	underlying	Exercise	Options	Exercise
	warrants	Price	(in shares)	Price
Outstanding at beginning of year	3,000,000	0.12	3,000,000	0.12
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at end of year	3,000,000	0.12	3,000,000	0.12

The warrant agreements were amended on May 12, 2023 to extend the expiration date to June 28, 2025. The warrants outstanding at December 31, 2024 have a weighted average remaining contractual life of approximately one half year. The Company recognized $243,000 in stock-based compensation expense related to the increase in fair value of warrants pursuant to the modification of the warrant term during the year ended December 31, 2023. No such expense was recognized related to the warrants during the year ended December 31, 2024.

NOTE 6—INCOME TAXES

For the years ended December 31, 2024 and 2023, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2024 and 2023, the Company had approximately $48,000,000 and $54,000,000, respectively of net operating losses subject to IRC Section 382 limitations, of which $10,600,000 and $9,600,000, respectively, were available for carryforward after the consideration of IRC Section 382 limitations. State of Florida net operating losses available for carryforward approximate the federal net operating loss carryforward amounts.

The federal and state net operating losses began expiring in 2021. Approximately $5,000,000 and $300,000, respectively of federal and state losses expired in December 2024, and approximately $8,000,000 and $4,000,000, respectively, of federal and state losses expired in December 2023. The Company has approximately $6,063,000 in federal and state losses that do not expire. The remaining losses expire from 2025 through 2036. The majority of these expiring losses are further limited by IRC section 382 as shown in the deferred tax table below. All such deferred tax assets have been offset with a full valuation allowance.

The Company’s income tax provision differs from the expense that would result from applying statutory rates to income before taxes. A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2024	2023

Computed tax at the federal statutory rate of 21%	$(645,119)	$(815,813)
State income taxes, net of federal income tax benefit	(133,478)	(168,796)
Foreign rate differential	(24,892)	(48,968)
Change in federal valuation allowance	803,489	1,033,577
Total provision for income tax	$-	$-

NOVELSTEM INTERNATIONAL CORP.

Notes to Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets as of December 31, 2024 and 2023 consist of the following:

	As of December 31,
	2024	2023

Outside tax basis difference in equity investments	$1,700,000	$1,700,000
Federal and state net operating loss carryforwards available after consideration of IRC Section 382 limitations	2,801,830	2,540,308
General business credit	41,552	41,551
Related party interest and accretion of note discount	71,666	25,691
Loss on derivative instrument	92,750	68,900
Stock compensation	262,560	254,275
Total deferred tax assets	$4,970,358	$4,630,725
Federal and state net operating loss carryforwards subject to IRC Section 382 limitations	13,644,005	13,644,005
Less valuation allowance for net operating loss limitations	(13,644,005)	(13,644,005)
Valuation allowance	(4,968,553)	(4,130,103)
Subtotal deferred tax assets	1,805	500,622
Deferred tax liability, equity method basis difference	(1,805)	(500,622)
Net deferred tax assets	$-	$-

Management has evaluated all tax positions that could have a significant effect on the combined financial statements and determined the Company had no significant uncertain income tax positions at December 31, 2024 and 2023.

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

As a result of this ruling, the costs related to the litigation funding agreement disclosed in Note 4 were recognized. Total costs related to the litigation and the related litigation funding agreement of $2,799,196, including a reversal of the prior period contra expenses, were recorded during the December 31, 2023 and were separately stated in the statement of operations.

NOTE 8—SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date these financial statements were available to be issued and filed with the SEC.

In February 2025, the Company reached an agreement with C.P. Group, Inc. (“CP”), our NetCo joint venture partner, and Omni Bridgeway (‘Omni”), the holder of the litigation funding agreement, to sell our interest in NetCo to CP for $1,300,000 in a transaction where the sales proceeds would be provided to Omni in exchange for a full release of our liability to Omni. A Settlement Agreement and Release has been prepared and approved by all parties, however is still in the process of being circulated and reviewed for final execution as of the date of these financial statements.

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

28

Item 16. Form 10–K Summary.

Not applicable

29

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 7, 2025.

NovelStem International Corp.

By:	/s/ Jan H Loeb
Jan H. Loeb
President and Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jan H. Loeb	President and Executive Chairman	April 7, 2025
Jan H. Loeb

/s/ Christine Jenkins	Vice President and Chief Financial Officer	April 7, 2025
Christine Jenkins

/s/ Mitchell Rubenstein	Director	April 7, 2025
Mitchell Rubenstein

/s/ Eric Richman	Director	April 7, 2025
Eric Richman

/s/ David Seltzer	Director	April 7, 2025
David Seltzer

/s/ Jerry Wolasky	Director	April 7, 2025
Jerry Wolasky

/s/ Tracy Clifford	Director	April 7, 2025
Tracy Clifford

30