Form 10-Q
period 2025-03-31
NovelStem International Corp.
filed 2025-05-19
CIK 912544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 19, 2025
Common Stock, $0.01 par value per share	46,881,475

NOVELSTEM INTERNATIONAL CORP.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended March 31, 2025

PART I

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOVELSTEM INTERNATIONAL CORP.

CONDENSED BALANCE SHEETS

	As of
	March 31,	December 31,
	2025	2024
	(Unaudited)

ASSETS
Current assets:
Cash	$3,401	$6,099
Accounts receivable, administrative fees	-	10,500
Prepaid expenses	18,346	15,272
Total current assets	21,747	31,871
Investment in NetCo	128,240	128,240
Investment in NewStem, net	-	-
Total assets	$149,987	$160,111

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$203,153	$167,898
Accrued expenses	37,673	68,576
Notes payable, including accrued interest	288,301	250,000
Current portion of long-term notes payable, including accrued interest	4,160,676	4,059,366
Bridge loan payable, related party, including accrued interest	41,430	-
Convertible debt, including accrued interest	111,604	108,646
Derivative liability, guarantee	650,000	650,000
Total liabilities	5,492,837	5,304,486
Commitments and contingencies (see Note 7)
Shareholders’ deficit:
Common stock, $.01 par value, 100,000,000 shares authorized, 50,316,672 shares issued at March 31, 2025 and December 31, 2024 and 46,881,475 shares outstanding at March 31, 2025 and December 31, 2024	468,815	468,815
Additional paid-in capital	290,956,158	290,947,417
Accumulated deficit	(296,568,069)	(296,360,853)
Treasury stock, at cost, 3,435,197 shares at March 31, 2025 and December 31, 2024	(199,754)	(199,754)
Total shareholders’ deficit	(5,342,850)	(5,144,375)
Total liabilities and shareholders’ deficit	$149,987	$160,111

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOVELSTEM INTERNATIONAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2025	2024

Administrative fee income	$-	$3,000
Operating expenses:
General and administrative expenses	94,574	183,306
Total operating expenses	94,574	183,306
Loss from operations	(94,574)	(180,306)
Other expenses:
Gain on derivative instrument	-	(25,000)
Interest expense	112,642	94,764
Total other expenses	112,642	69,764
Loss before income taxes	(207,216)	(250,070)
Provision for income tax	-	-

Loss before equity in net loss of equity method investees	(207,216)	(250,070)
Equity in net loss of equity method investees	-	(53,210)
Net loss	$(207,216)	$(303,280)

Basic and diluted net loss per share:
Net loss per share - basic and diluted	$(0.00)	$(0.01)
Weighted average number of shares outstanding - basic and diluted	46,881,475	46,881,475

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOVELSTEM INTERNATIONAL CORP.

CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

For the Three Months Ended March 31, 2025:

			Additional		Number of		Total
	Number of	Common	Paid-In	Accumulated	Treasury	Treasury	Shareholders’
	Shares	Stock	Capital	Deficit	Shares	Stock	Deficit

Balance, January 1, 2025	46,881,475	$468,815	$290,947,417	$(296,360,853)	3,435,197	$(199,754)	$(5,144,375)
Net loss	-	-	-	(207,216)	-	-	(207,216)
Stock-based compensation	-	-	8,741	-	-	-	8,741
Balance, March 31, 2025	46,881,475	$468,815	$290,956,158	$(296,568,069)	3,435,197	$(199,754)	$(5,342,850)

For the Three Months Ended March 31, 2024:

			Additional		Number of		Total
	Number of	Common	Paid-In	Accumulated	Treasury	Treasury	Shareholders’
	Shares	Stock	Capital	Deficit	Shares	Stock	Deficit

Balance, January 1, 2024	46,881,475	$468,815	$290,907,217	$(293,127,811)	3,435,197	$(199,754)	$(1,951,533)
Net loss	-	-	-	(303,280)	-	-	(303,280)
Stock-based compensation	-	-	13,493	-	-	-	13,493
Balance, March 31, 2024	46,881,475	$468,815	$290,920,710	$(293,431,091)	3,435,197	$(199,754)	$(2,241,320)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOVELSTEM INTERNATIONAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(207,216)	$(303,280)
Equity in loss of equity method investees	-	53,210
Accretion of discount on note payable	43,648	44,398
Gain on derivative instrument	-	(25,000)
Accrued interest added to notes payable and convertible debt	68,448	42,446
Stock-based compensation	8,741	13,493
Change in operating assets and liabilities:
Accounts receivable, administrative fees	10,500	(3,000)
Prepaid expenses	(3,074)	5,685
Accounts payable	35,255	95,415
Accrued expenses	-	3,751
Net cash used in operating activities	(43,698)	(72,882)

Cash flows from investing activities:
Loans made	-	(250,000)
Net cash used in investing activities	-	(250,000)

Cash flows from financing activities:
Proceeds from issuances of short-term notes payable	$41,000	$-
Proceeds from issuances of long-term notes payable	-	275,000
Net cash provided by financing activities	41,000	275,000

Net decrease in cash	(2,698)	(47,882)
Cash at the beginning of the period	6,099	53,063
Cash at the end of the period	$3,401	$5,181

Supplemental cash flow information:
Cash paid during the period for:
Interest	$547	$441
Supplemental Non-Cash Investing and Financing Activities:
Interest added to notes payable and convertible debt	$68,448	$42,446

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

Going Concern, Liquidity and Management’s Plans

Since inception, the Company has accumulated a deficit of approximately $297,000,000. The accumulated deficit of the Company subsequent to its business focus shift and name change in September 2018 is approximately $9,887,000 which is comprised primarily of allocated losses from equity method investments and general and administrative costs incurred by the Company.

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

The Company has in place a finance agreement with two individuals who are shareholders and directors under which it borrowed $750,000 and an additional finance agreement with a shareholder under which it borrowed $300,000 for working capital needs (see Note 4). Additionally, the Company entered into additional finance agreements with unrelated parties in December 2023 and April 2024 under which it borrowed an additional $450,000 for working capital needs and to fund NewStem (see Note 4). All funds available pursuant to these agreements have been received. During the three months ended March 31, 2025, a shareholder and director advanced $41,000 to the Company as an interim bridge loan to fund ongoing expenses. The Company will need to obtain additional funds to continue operations for the next 12 months.

On May 9, 2025 the Company entered into a Settlement Agreement and Release whereby the investment in NetCo was monetized to settle the litigation funding liability to OmniBridgeway in full. See Note 8.

In view of the matters described above, the Company’s ability to meet financing requirements is dependent upon the ability to complete additional fundraising or obtain additional financing, and/or monetize the intangible assets of NewStem. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period.

The accompanying unaudited condensed financial statements and related disclosures have been prepared with the presumption that users of the unaudited condensed financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K, which was filed with the United States Securities and Exchange Commission (“SEC”) on April 7, 2025, from which the Company derived the balance sheet data at December 31, 2024.

Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Company’s Form 10K filed with the Securities and Exchange Commission on April 7, 2025 for the years ended December 31, 2024 and 2023.

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

The Company holds a minority investment in an entity, NewStem, which is accounted for pursuant to the equity method of accounting. Additionally, until May 9, 2025 the Company was a 50% joint venture partner in NetCo which was accounted for pursuant to the equity method of accounting. See Note 3.

Reclassifications

Accrued interest of $30,903 has been reclassified from accrued expenses on the balance sheet to be presented as part of the related notes payable balance as of March 31, 2025.

Derivative Financial Instruments

The Company has in place a financial instrument, in the form of a note payable, with an identified embedded derivative in the form of a guarantee. The identified embedded derivative has been bifurcated and accounted for separately. Such derivative financial instruments are measured at fair value at each financial statement reporting date. If the fair value of a financial liability (the derivative) exceeds the proceeds received for the issuance of a hybrid instrument in an arm’s length transaction with no rights or privileges that require separate accounting recognition as an asset identified, then the embedded derivative is recorded at fair value with the excess of fair value over proceeds recognized as a loss in earnings. During the three months ended March 31, 2024, the Company recognized a gain on derivative financial instruments of $25,000. Proceeds from the note payable are shown as cash from financing instruments and the gain on derivative instrument is included as an adjustment to reconcile loss to net cash used in operating activities in the statements of cash flows for the three months ended March 31, 2024. No change in fair value of the derivative financial instrument occurred during the three months ended March 31, 2025.

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

The following data represents the amounts used in computing earnings per share and the effect on loss and the weighted average number of shares of dilutive potential common stock (unaudited):

	Three Months Ended March 31,
	2025	2024
Net loss attributable to common shareholders	$(207,216)	$(303,280)

Weighted average shares outstanding:
-Basic	46,881,475	46,881,475
Add: Warrants	-	-
Add: Stock options	-	-
-Diluted	46,881,475	46,881,475

Basic and diluted net loss per share	$(0.00)	$(0.01)

Options and warrants excluded from the computation of earnings per share:

	Three Months Ended March 31,
	2025	2024
Warrants	3,000,000	3,000,000
Stock options	6,360,000	5,760,000

NOTE 3—EQUITY METHOD INVESTMENTS

Investment in NewStem

In 2018, the Company entered into a Share Purchase Agreement with NewStem and other related parties to provide aggregate funding of up to $4,000,000 to NewStem. This funding was to be provided through the sale of up to 50,000 common shares of NewStem to the Company representing 33% of New Stem’s outstanding shares. In 2018, the Company purchased 25,000 shares of NewStem for $2,000,000 acquiring an ownership interest of 20%. The Company made additional investments in 2019 and 2020 purchasing 12,500 shares each year for a $1,000,000 investment each year resulting in an ownership interest of 30.51% as of March 31, 2025 and December 31, 2024.

The Company accounts for its investment in NewStem under the equity method. At December 31, 2024, the carrying value of the investment in NewStem exceeded its portion of the underlying net assets of NewStem by approximately $1,800,000. The excess relates to identified intangible assets including license agreements, specialized work force (goodwill) and two separate projects of in process research and development (“IPR&D”) related to stem cell-based diagnostics and therapeutics for cancer chemotherapies.

NewStem is a development stage company and has incurred losses since its inception and has generated only minimal revenues under a licensing agreement.

The Company assesses its investment in NewStem for impairment on an annual basis or more frequently if indicators of impairment exist. During the year ended December 31, 2024, indicators of impairment became evident due to the inability of NewStem to raise funds. Due to the inability to raise funds, NewStem has been unable to continue operations and is in the process of liquidation. The intangible assets of NewStem, including license agreements, have reverted to the licensor, Yissum (the commercial division of Hebrew University). The Company has reached an agreement with Yissum regarding the potential monetization of these intangible assets which provides for funds to be received by the Company in the event of re-licensing or monetizing the licenses or related technology developed by NewStem. Due to the current uncertainty of the recovery of any value from these intangible assets and the liquidation status of NewStem, the Company has fully impaired the investment in NewStem and reduced the carrying value to zero ($0) at March 31, 2025 and December 31, 2024.

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

The following table represents the Company’s investment in NewStem:

	Three Months Ended March 31, 2025	Year Ended December 31, 2024
	(Unaudited)
Investment in NewStem, beginning	$-	$1,784,234
Allocation of net loss from NewStem, Ltd.	-	(155,577)
Investment in NewStem before impairment	-	1,628,657
Impairment loss recorded	-	(1,628,657)
Investment in NewStem, ending	$-	$-

The results of operations of the Company’s investment in NewStem is summarized below (unaudited):

	Three Months Ended March 31,
	2025	2024
Condensed income statement information:
Net revenues	$-	$-
Gross margin	$-	$-
Net loss	$-	$(170,000)
Company’s allocation of net loss from NewStem, Ltd.	$-	$(51,859)

The financial position of the Company’s investment in NewStem is summarized below:

	As of
	March 31,	December 31,
	2025	2024
	(Unaudited)
Condensed balance sheet information:
Current assets	$-	$100,000
Non-current assets	$-	$2,000
Current liabilities	$-	$548,000
Non-current liabilities	$-	$-

Investment in NetCo

As of March 31, 2025 and December 31, 2024, NovelStem owned a 50% interest in NetCo, a joint venture that owns the Net Force publishing franchise. The Company accounts for its investment in NetCo under the equity method and recognizes nominal royalties and administrative fees from this arrangement. The Company assesses its investment in NetCo for impairment on an annual basis or more frequently if indicators of impairment exist.

The following table represents the Company’s investment in NetCo:

	Three Months Ended March 31, 2025	Year Ended December 31, 2024
	(Unaudited)
Investment in NetCo, beginning	$128,240	$133,709
Allocation of net income (loss) from NetCo	-	(5,469)
Distribution from NetCo	-	-
Investment in NetCo, ending	$128,240	$128,240

The results of operations of the Company’s investment in NetCo is summarized below (unaudited):

	Three Months Ended March 31,
	2025	2024
Condensed income statement information:
Net sales	$-	$373
Gross margin	$(79)	$373
Net income	$(154)	$(2,702)
Company’s allocation of net income from NetCo	$(77)	$(1,351)

The Company did not record the allocated loss of $77 due to the immateriality of the amount and the sale of our interest in NetCo for $1,300,000 and dissolution of the joint venture as disclosed in Note 8.

The financial position of the Company’s investment in NetCo is summarized below:

	As of
	March 31,	December 31,
	2025	2024
	(Unaudited)
Condensed balance sheet information:
Current assets	$151	$1,305
Non-current assets	$272,799	$272,799
Current liabilities	$9,748	$10,748
Non-current liabilities	$-	$-

On May 9, 2025, the Company entered into a Settlement Agreement and Release whereby the investment in NetCo was sold to the Company’s JV partner for $1,300,000 to settle the litigation funding liability to OmniBridgeway in full. See Note 8.

NOTE 4—NOTES PAYABLE

In December 2023, the Company entered into two short-term notes payable with unrelated parties, Hewlett Fund and AIGH Investment Partners, LLC. The notes are for $125,000 each, for a total of $250,000 in borrowings utilized for the funding of NewStem. The notes bear interest at 12% per annum and originally matured on December 21, 2024. The maturity date for both notes has been extended until December 21, 2025, at which time all principal and accrued interest are due and payable. The note agreements include a provision whereby, in the event of a capital raise transaction by the Company, the note holders would be entitled to participate in the transaction in an amount equal to 133% of the amounts owed on the note agreements at the closing of the transaction. Interest expense related to these notes was $7,397 and $7,479 for the three months ended March 31, 2025 and 2024.

Long-term notes payable are summarized as follows:

	As of
	March 31,	December 31,
	2025	2024
	(Unaudited)
Notes payable related parties:
Notes payable director and Executive Chairman	$821,766	$821,766
Accrued interest added to note balance	58,654	38,392
Total notes payable director and Executive Chairman	880,420	860,158
Note payable shareholder, principal amount	300,000	300,000
Less unamortized discount	(16,769)	(60,417)
Total note payable shareholder	283,231	239,583
Note payable, litigation funding agreement:
Note payable Omni Bridgeway (Fund 4) Invt. 3 L.P.	2,819,196	2,819,196
Accrued interest added to agreement balance	177,829	140,429
Total note payable, litigation funding agreement	2,997,025	2,959,625
Total notes payable	4,160,676	4,059,366
Less current portion	(4,160,676)	(4,059,366)
Long-term notes payable	$-	$-

In May 2022, the Company entered into note agreements with Jan Loeb, our Executive Chairman and Jerry Wolasky, a shareholder and member of the Board, to borrow up to an aggregate of $600,000 for working capital needs. The note agreements were amended in March 2024 to increase the total borrowing to $650,000 and extend the maturity date. The note agreements were refinanced in August 2024 providing for total borrowings of $750,000. The agreements provide for interest at a rate of 10% per annum and mature December 31, 2025. As of the date of these financial statements, the full amount of $750,000 has been funded pursuant to these agreements. Interest expense related to these agreements was $20,263 and $10,726 for the three months ended March 31, 2025 and 2024, respectively.

On May 5, 2023, the Company entered into a long-term note payable with a shareholder for $300,000 in financing to be funded $150,000 at inception and $150,000 in October 2023. This note bears interest at zero percent (0%) and matured on May 5, 2025. The note includes a guarantee which has been identified as an embedded derivative with a fair value of a liability of $650,000 at March 31, 2025 and December 31, 2024 which is reported separately on the balance sheet. The fair value of the note exceeds the proceeds, and the note has been discounted at inception so that the net liability is the fair value of the derivative. Accretion of the note discount of $43,648 and $44,398, respectively, has been reflected as part of interest expense in the statement of operations for three months ended March 31, 2025 and 2024. This note agreement was amended in May 2025 to provide for a fixed amount of interest in lieu of the guarantee. See Note 8.

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

During July 2023, the arbitration was settled. As a result of the ruling disclosed in Note 7, the liability became probable and reasonably estimable, and the Company recorded the full liability due to Omni as of December 31, 2023. This liability consists of expenses funded by Omni of $933,065, including $310,000 advanced for working capital, and related fees or investment return to Omni calculated as contractual multiples of funding totaling $1,886,131 as of December 31, 2023 for a total liability of $2,819,196. This agreement bears interest at 5% per annum beginning January 2024 and was payable in full on January 10, 2025. The Company accrued interest related to the Agreement of $37,400 and $31,720, respectively, during the three months ended March 31, 2025 and 2024.

The Company began negotiations for settlement during 2024 and on May 9, 2025, the Company entered into a Settlement Agreement and Release with our JV partner in NetCo, C.P. Group, and Omni whereby our interest in NetCo was sold in exchange for funds of $1,300,000 to be paid to Omni in full settlement and release of the Litigation Funding Agreement. See Note 8.

Bridge Loan

During the three months ended March 31, 2025, Jan Loeb, Executive Chairman, began advancing funds to the Company for operating expenses in the form of an interim bridge loan until alternate funding sources can be found. The Company is accruing interest at 10% per annum for these advances. The total advanced during the three months ended March 31, 2025 was $41,000. Interest expense related to these advances was $430 during the three months ended March 31, 2025.

Convertible Debt

In April 2024, the Company borrowed $100,000 from unrelated parties pursuant to convertible debt agreements accounted for as debt. These agreements bear interest at 10% per annum and mature December 30, 2025. The unpaid principal balance of these notes and any accrued interest may be converted into shares of the Company’s common stock at a conversion price of $0.13 per share. Interest accrued related to these agreements was $2,958 during the three months ended March 31, 2025.

NOTE 5—EQUITY

(a) General

At March 31, 2025 and December 31, 2024, the Company had issued 50,316,672 shares and outstanding 46,881,475 shares of its common stock, par value $0.01 per share. Holders of outstanding common stock are entitled to receive dividends when, as and if declared by the Board and to share ratably in the assets of the Company legally available for distribution in the event of a liquidation, dissolution or winding up of the Company.

(b) Summary Employee Option Information

The Company’s stock option plan provides for the grant to officers, directors, third party contractors and other future key employees of options to purchase shares of common stock. The purchase price may be paid in cash or, if the option is “in-the-money”, it is automatically exercised “net”. In a net exercise of an option, the Company does not require a payment of the exercise price of the option from the optionee but reduces the number of shares of common stock issued upon the exercise of the option by the smallest number of whole shares that has an aggregate fair market value equal to or in excess of the aggregate exercise price for the option shares covered by the option exercised. Each option is exercisable to one share of the Company’s common stock. Most options expire within six years from the date of the grant and generally vest on the first anniversary date of their issuance. Pursuant to the Equity Incentive Plan the Company’s board of directors approved on November 12, 2018, an aggregate of 6,360,000 options have been issued to directors and investor relations professionals as of March 31, 2025.

The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the options issued during the three months ended March 31, 2024 (all in weighted averages):

Risk-free interest rate	3.5%
Expected term of options, in years	4.00
Expected annual volatility	191.1%
Expected dividend yield	0%
Determined weighted average grant date fair value per option	$0.19

No options were issued during the three months ended March 31, 2025.

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

(c) Summary Option Information

A summary of the Company’s option plans for the three months ended March 31, 2025, is presented below (unaudited):

	Number	Weighted
	of	Average
	Options	Exercise
	(in shares)	Price
Outstanding, December 31, 2024	6,360,000	$0.13
Granted	-	-
Outstanding, March 31, 2025	6,360,000	$0.13
Exercisable, March 31, 2025	6,360,000	$0.13

Stock-based compensation expense was approximately $9,000 and $13,000 in the three months ended March 31, 2025 and 2024, respectively.

The total compensation cost related to non-vested awards not yet recognized was approximately $67,000 as of March 31, 2024. As of March 31, 2024, 360,000 options were unvested. These options vested during March 2025.

(d) Warrants

The Company has issued warrants at exercise prices equal to or greater than the market value of the Company’s common stock at the date of issuance. A summary of warrant activity follows (unaudited):

	Number of	Weighted
	shares	Average
	underlying	Exercise
	warrants	Price
Outstanding, December 31, 2024	3,000,000	$0.12
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding, March 31, 2025	3,000,000	$0.12

The warrant agreements were amended on May 12, 2023 to extend the expiration date to June 28, 2025. The warrants outstanding at March 31, 2025 have a weighted average remaining contractual life of approximately three months.

NOTE 6—INCOME TAXES

The Company’s income tax provision differs from the expense that would result from applying statutory rates to income (loss) before taxes. A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows (unaudited):

	Three Months Ended March 31,
	2025		2024
	Amount	Tax Rate	Amount	Tax Rate
Computed tax at the federal statutory rate of 21%	$(43,515)	21.00%	$(52,515)	21.00%
State income taxes, net of federal income tax benefit	(9,004)	4.35%	(13,178)	5.27%
Change in federal valuation allowance	52,519	(25.35)%	73,990	(29.59)%
Foreign rate differential	-	0.00%	(8,297)	3.32%
Total provision for income tax	$-	0.00%	$-	0.00%

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

In April and May 2025, the Company borrowed additional funds totaling $51,000 from the Executive Chairman pursuant to the interim bridge loan disclosed in Note 4.

On May 9, 2025, the Company entered into a Settlement Agreement and Release whereby our JV partner in NetCo, CP Group, purchased our interest in NetCo for $1,300,000 which was to be paid directly to Omni Bridgeway within 30 days in full satisfaction and release of the Litigation Funding Agreement liability of approximately $3,000,000, including accrued and unpaid interest.

On May 17, 2025, the Company amended the note agreement with a shareholder, removing the guarantee which constituted an identified derivative liability with a fair value of $650,000 and replacing it with fixed interest of $36,000.

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

Overview

We are a development stage company and reported net losses of approximately $207,000 and $303,000 for the three months ended March 31, 2025 and 2024, respectively. We had current assets of approximately $22,000 and current liabilities of $5,493,000 as of March 31, 2025. As of December 31, 2024, our current assets and current liabilities were approximately $32,000 and $5,304,000, respectively. The increase in current liabilities is primarily due to interest accrued on debt and advances on short-term borrowings to fund operating expenses.

We have prepared our financial statements for the three months ended March 31, 2025 assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon NewStem’s ability to successfully develop and commercialize its products, improving our profitability and the continuing financial support from our shareholders as well as obtaining additional outside funding. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions, large alternative minimum tax refunds, and related party debt as well as debt from unrelated parties.

NewStem is a development stage Israeli biotech limited liability company focused on pioneering intellectual property related to haploid human embryonic stem cells for the development of personalized diagnostics and therapeutics for genetic and epigenetic diseases. NewStem has incurred losses related to in process research and development since inception and the Company records our percentage allocation of these net losses as incurred. NewStem is in the process of liquidation, and we have recorded a full impairment loss on our investment in NewStem.

RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto and other financial information appearing elsewhere in this Form 10-Q. In the discussion below, general and administrative expenses are referred to as “G&A expenses”.

	Three Months Ended March 31,
	2025	2024	Change
Administrative fee income	$-	$3,000	$(3,000)
Operating expenses:
G&A expenses	94,574	183,306	(88,732)
Total operating expenses	94,574	183,306	(88,732)
Loss from operations	(94,574)	(180,306)	85,732
Other expenses:
Gain on derivative instrument	-	(25,000)	25,000
Interest expense	112,642	94,764	17,878
Total other expenses	112,642	69,764	42,878
Net loss before equity in net loss of equity method investees	(207,216)	(250,070)	42,854
Equity in net loss of equity method investees	-	(53,210)	53,210
Net loss	$(207,216)	$(303,280)	$96,064

We are a holding company whose primary assets are our ownership of equity interests in NetCo and NewStem including the technology of NewStem. We conduct no other business and as a result, we have no operating revenue or cost of revenue. We did charge annual administrative fees to an affiliated entity through the year ended December 31, 2024.

The Company incurs G&A expenses primarily related to professional fees, insurance and stock based compensation. We incurred G&A expenses of approximately $95,000 and $183,000 for the three months ended March 31, 2025 and 2024, respectively. Specifically, professional fees decreased by approximately $86,000 in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to a decrease in audit fees due to timing of fees incurred. We incurred a bad debt expense during the three months ended March 31, 2025 of approximately $9,500 for the write off of uncollectible administrative fees. We had reductions in insurance expense and stock compensation of approximately $7,000 and $4,800, respectively. Other miscellaneous G&A expenses decreased by approximately $700.

Interest expense increased by approximately $18,000 in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 as a function of higher debt outstanding during the current period.

The Company has recorded no income tax expense as we have incurred operating losses and all deferred tax assets are fully offset by an income tax valuation allowance.

We reported net losses from equity method investees during the three months ended March 31, 2024 which included a loss from NetCo of $1,351 and a loss from NewStem of $51,859. No net losses were reported for the three months ended March 31, 2025 because NetCo had minimal immaterial activity and was in the process of being sold and NewStem was liquidated and not incurring additional losses and we had previously fully impaired the investment.

Liquidity and Capital Resources

We have not paid dividends on our common stock since our name change and business focus shift in 2018. Our present policy is to apply cash to investments in product development at NewStem, acquisitions or expansion; consequently, we do not expect to pay dividends on common stock in the foreseeable future.

The Company will need to obtain additional funds to continue its operations. Management’s plans with regard to these matters include the sale of our interest in NetCo to settle our liability related to the litigation funding agreement and additional financing and fundraising until our interest in NewStem’s technology is profitable. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient cash from financing on terms acceptable to the Company, or that NewStem’s technology will be monetized and become profitable.

In May 2022, the Company entered into note agreements with Jan Loeb, our Executive Chairman and Jerry Wolasky, a member of the Board, to borrow up to an aggregate of $600,000 for working capital needs. The note agreements were amended in March 2024 to increase the total borrowing to $650,000 and extend the maturity date. The agreements provide for interest at a rate of 10% per annum and mature September 1, 2025. As of the date of this Quarterly Report, the full amount of $650,000 has been funded pursuant to these agreements.

During the year ended December 31, 2023, the Company entered into a note agreement with a shareholder to borrow $300,000 for continued working capital. This note bears interest at zero percent (0%) and matured on May 5, 2025. The note includes a guarantee which has been identified as an embedded derivative with a fair value of a liability of $650,000 at March 31, 2025 and December 31, 2024.

During the three months ended March 31, 2025, the Company borrowed $41,000 from the executive chairman in the form of an interim bridge loan until alternate funding sources can be found. The Company is accruing interest at 10% per annum for these advances.

In December 2023, the Company entered into two short-term notes payable with unrelated parties for a total of $250,000 in borrowings utilized for the funding of NewStem. The notes bear interest at 12% per annum and mature December 21, 2025, at which time all principal and accrued interest are due and payable. The note agreements include a provision whereby, in the event of a capital raise transaction by the Company, the note holders would be entitled to participate in the transaction in an amount equal to 133% of the amounts owed on the note agreements at the closing of the transaction.

In April 2024, the Company borrowed $100,000 from unrelated parties pursuant to convertible debt agreements accounted for as debt.

Net Cash Used In Operating Activities.

For the three months ended March 31, 2025, net cash used in operating activities was approximately $44,000, which consisted primarily of a net loss of approximately $207,000, offset by accretion of discount on notes payable of approximately $43,000, stock based compensation of approximately $9,000 and interest added to notes payable of approximately $68,000. Additionally, cash was used in operations related to an increase in current assets of approximately $8,000 and a net increase in total accrued liabilities and accounts payables of approximately $35,000.

For the three months ended March 31, 2024, net cash used in operating activities was approximately $73,000, which consisted primarily of a net loss of approximately $303,000, offset by noncash equity in loss of equity method investees of approximately $53,000, accretion of discount on notes payable of approximately $44,000, stock based compensation of approximately $14,000 and interest added to notes payable of approximately $42,000 and reduced by gain on derivative instrument of $25,000. Additionally, cash was used in operations related to an increase in current assets of approximately $3,000 and an decrease in accrued liabilities and other payables of approximately $95,000.

Net Cash Used In Investing Activities.

During the three months ended March 31, 2024, $250,000 was loaned to NewStem in an investing activity. For the three months ended March 31, 2025, no net cash was used in investing activities.

Net Cash Provided By Financing Activities.

For the three months ended March 31, 2025, net cash provided by financing activities was $41,000, consisting of short-term borrowings from the executive chairman.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. We have re-evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of March 31, 2025 and we concluded there was a material weakness in the design of our internal control over financial reporting as it relates to insufficient resources to employ proper segregation of duties over the processing of transactions and financial reporting.

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

To fund efforts to maximize the value of NetCo, NovelStem has secured non-recourse litigation funding. As a result of this ruling, the costs related to the litigation funding agreement were recognized. All costs related to the litigation and the related litigation funding agreement were recorded by the Company for a total liability of approximately $2,900,000. This liability which totaled approximately $3,000,000, including accrued interest, was settled in full on May 9, 2025.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

#10.13	1st Amendment to Promissory Note issued to Stephen Gans
#10.14	Bridge Note issued to Jan Loeb
#31.1	Certification of Principal Executive Officer and Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#32.1	Certification of Principal Executive Officer and Executive Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

104 Cover Page Interactive Data File (embedded within the Inline XBRL document).

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVELSTEM INTERNATIONAL CORP.

Date: May 19, 2025	By:	/s/ Jan Loeb
	Name:	Jan Loeb
	Title:	Executive Chairman

