Form 10-Q
period 2025-06-30
NovelStem International Corp.
filed 2025-08-06
CIK 912544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2025
Common Stock, $0.01 par value per share	46,881,475

NOVELSTEM INTERNATIONAL CORP.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended June 30, 2025

PART I

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOVELSTEM INTERNATIONAL CORP.

CONDENSED BALANCE SHEETS

	As of
	June 30	December 31,
	2025	2024
	(Unaudited)

ASSETS
Current assets:
Cash	$1,106	$6,099
Accounts receivable, administrative fees	-	10,500
Prepaid expenses	14,186	15,272
Total current assets	15,292	31,871
Investment in NetCo	-	128,240
Investment in NewStem, net	-	-
Total assets	$15,292	$160,111

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$196,272	$167,898
Accrued expenses	37,673	68,576
Notes payable, including accrued interest	295,780	250,000
Current portion of long-term notes payable, including accrued interest	1,238,932	4,059,366
Bridge loan payable, related party, including accrued interest	106,952	-
Convertible debt, including accrued interest	114,595	108,646
Derivative liability, guarantee	-	650,000
Total liabilities	1,990,204	5,304,486
Commitments and contingencies (see Note 7)
Shareholders’ deficit:
Common stock, $.01 par value, 100,000,000 shares authorized, 50,316,672 shares issued at June 30, 2025 and December 31, 2024 and 46,881,475 shares outstanding at June 30, 2025 and December 31, 2024	468,815	468,815
Additional paid-in capital	291,570,255	290,947,417
Accumulated deficit	(293,814,228)	(296,360,853)
Treasury stock, at cost, 3,435,197 shares at June 30, 2025 and December 31, 2024	(199,754)	(199,754)
Total shareholders’ deficit	(1,974,912)	(5,144,375)
Total liabilities and shareholders’ deficit	$15,292	$160,111

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOVELSTEM INTERNATIONAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Administrative fee income	$-	$6,000	$-	$3,000
Operating expenses:
General and administrative expenses	158,537	327,336	63,964	144,030
Total operating expenses	158,537	327,336	63,964	144,030
Loss from operations	(158,537)	(321,336)	(63,964)	(141,030)
Other (income) expenses:
Gain on derivative instrument	-	(25,000)	-	-
Gain on disposal of equity method investment	(1,171,760)	-	(1,171,760)	-
Relief of indebtedness income	(1,697,024)	-	(1,697,024)	-
Interest expense	163,962	201,406	51,319	106,642
Total other (income) expenses	(2,704,822)	176,406	(2,817,465)	106,642
Income (loss) before income taxes	2,546,285	(497,742)	2,753,501	(247,672)
Provision for income tax	-	-	-	-
Income (loss) before equity in net income (loss) of equity method investees	2,546,285	(497,742)	2,753,501	(247,672)
Equity in net income (loss) of equity method investees	340	(108,163)	340	(54,953)
Net income (loss)	$2,546,625	$(605,905)	$2,753,841	$(302,625)

Basic and diluted net income (loss) per share:
Net income (loss) per share - basic and diluted	$0.05	$(0.01)	$0.06	$(0.01)
Weighted average number of shares outstanding - basic	46,881,475	46,881,475	46,881,475	46,881,475
Weighted average number of shares outstanding-diluted	47,762,983	46,881,475	47,765,983	46,881,475

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOVELSTEM INTERNATIONAL CORP.

CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

For the Six Months Ended June 30, 2025:

			Additional		Number of		Total
	Number of	Common	Paid-In	Accumulated	Treasury	Treasury	Shareholders’
	Shares	Stock	Capital	Deficit	Shares	Stock	Deficit

Balance, January 1, 2025	46,881,475	$468,815	$290,947,417	$(296,360,853)	3,435,197	$(199,754)	$(5,144,375)
Net loss	-	-	-	(207,216)	-	-	(207,216)
Stock-based compensation	-	-	8,741	-	-	-	8,741
Balance, March 31, 2025	46,881,475	$468,815	$290,956,158	$(296,568,069)	3,435,197	$(199,754)	$(5,342,850)
Net income	-	-	-	2,753,841	-	-	2,753,841
Debt restructuring			614,000				614,000
Stock-based compensation	-	-	97	-	-	-	97
Balance, June 30, 2025	46,881,475	$468,815	$291,570,255	$(293,814,228)	3,435,197	$(199,754)	$(1,974,912)

For the Six Months Ended June 30, 2024:

			Additional		Number of		Total
	Number of	Common	Paid-In	Accumulated	Treasury	Treasury	Shareholders’
	Shares	Stock	Capital	Deficit	Shares	Stock	Deficit

Balance, January 1, 2024	46,881,475	$468,815	$290,907,217	$(293,127,811)	3,435,197	$(199,754)	$(1,951,533)
Net loss	-	-	-	(303,280)	-	-	(303,280)
Stock-based compensation	-	-	13,493	-	-	-	13,493
Balance, March 31, 2024	46,881,475	$468,815	$290,920,710	$(293,431,091)	3,435,197	$(199,754)	$(2,241,320)
Net loss	-	-	-	(302,625)	-	-	(302,625)
Stock-based compensation	-	-	8,838	-	-	-	8,838
Balance, June 30, 2024	46,881,475	$468,815	$290,929,548	$(293,733,716)	3,435,197	$(199,754)	$(2,535,107)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOVELSTEM INTERNATIONAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2025	2024

Cash flows from operating activities:
Net income (loss)	$2,546,625	$(605,905)
Equity in loss of equity method investees	-	108,163
Accretion of discount on note payable	60,417	88,531
Gain on derivative instrument	-	(25,000)
Gain on disposal of equity method investment	(1,171,760)	-
Relief of indebtedness income	(1,697,024)	-
Accrued interest added to notes payable and convertible debt	102,451	97,034
Stock-based compensation	8,838	22,331
Change in operating assets and liabilities:
Accounts receivable, administrative fees	10,500	(4,500)
Prepaid expenses	1,086	17,151
Accounts payable	28,374	55,773
Accrued expenses	-	76,230
Net cash used in operating activities	(110,493)	(170,192)

Cash flows from investing activities:
Loans made	-	(250,000)
Net cash used in investing activities	-	(250,000)

Cash flows from financing activities:
Proceeds from issuances of short term notes payable	$105,500	$100,000
Proceeds from issuance of long term notes payable	-	275,000
Net cash provided by financing activities	105,500	375,000

Net change in cash	(4,993)	(45,192)
Cash at the beginning of the period	6,099	53,063
Cash at the end of the period	$1,106	$7,871

Supplemental cash flow information:
Cash paid during the period for:
Interest	$1,094	$883
Supplemental Non-Cash Investing and Financing Activities:
Interest capitalized to notes payable	$36,000	$97,034
Settlement of long term notes payable	$2,997,025	$-
Settlement of derivative liability, net of interest	$614,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOVELSTEM INTERNATIONAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—NATURE OF OPERATIONS

Description of Business

NovelStem International Corp. (“NovelStem” or the “Company”) is a holding company whose principal assets consisted of an approximate 31% equity interest in NewStem Ltd, an Israeli biotech company (“NewStem”) and its developed technology, and a 50% equity interest in NetCo Partners (“NetCo”). The interest in NetCo was sold in May 2025 in a noncash transaction which settled significant debt of the Company in the form of a litigation funding agreement. NovelStem was formerly known as Hollywood Media Corp. The Company was incorporated in the State of Florida on January 22, 1993 and changed its name to NovelStem International Corp. in September 2018.

NewStem focused on the development and commercialization of diagnostic technology that can predict patients’ anti-cancer drug resistance, allowing for targeted cancer treatments and the potential to reduce resistance to chemotherapy.

NetCo is a legacy media business interest which owns “Net Force”, a book publishing franchise.

Going Concern, Liquidity and Management’s Plans

Since inception, the Company has accumulated a deficit of approximately $294,000,000. The accumulated deficit of the Company subsequent to its business focus shift and name change in September 2018 is approximately $7,130,000 which is comprised primarily of allocated losses from equity method investments and general and administrative costs incurred by the Company.

The Company will need to obtain additional funds to continue its operations. Management’s plans with regard to these matters include additional financing and fundraising as well as monetization of assets held related to equity method investments. Specifically, the Company sold its interest in NetCo to its joint venture partner in a transaction that satisfied the related debt (litigation funding agreement). Also, the Company is working with former NewStem management to monetize the technology of NewStem and has an agreement in place to receive up to $3,750,000 of any monetization of these licenses and related intangible assets. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient cash from financing on terms acceptable to the Company, or that the Company will realize any value from the intangible assets or technology of NewStem, which is currently in the process of liquidation due to its inability to raise funds for continued operations (see Note 3).

The Company has in place a finance agreement with two individuals who are shareholders and directors under which it borrowed $750,000 and an additional finance agreement with a shareholder under which it borrowed $300,000 for working capital needs (see Note 4). Additionally, the Company entered into additional finance agreements with unrelated parties in December 2023 and April 2024 under which it borrowed an additional $450,000 for working capital needs and to fund NewStem (see Note 4). All funds available pursuant to these agreements have been received. During the six months ended June 30, 2025, a shareholder and director advanced $105,500 to the Company as an interim bridge loan to fund ongoing expenses. The Company will need to obtain additional funds to continue operations for the next 12 months.

On May 9, 2025, the Company entered into a Settlement Agreement and Release whereby the investment in NetCo was monetized to settle the litigation funding liability to Omni Bridgeway in full. See Note 8.

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

Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Company’s Form 10-K filed with the Securities and Exchange Commission on April 7, 2025 for the years ended December 31, 2024 and 2023.

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

Reclassifications

Accrued interest of $30,903 has been reclassified from accrued expenses on the balance sheet to be presented as part of the related notes payable balance as of June 30, 2025.

Derivative Financial Instruments

The Company had in place a financial instrument, in the form of a note payable, which included an identified embedded derivative in the form of a guarantee. The identified embedded derivative was bifurcated and accounted for separately. Such derivative financial instruments are measured at fair value at each financial statement reporting date. If the fair value of a financial liability (the derivative) exceeds the proceeds received for the issuance of a hybrid instrument in an arm’s length transaction with no rights or privileges that require separate accounting recognition as an asset identified, then the embedded derivative is recorded at fair value with the excess of fair value over proceeds recognized as a loss in earnings. During the six months ended June 30, 2024, the Company recognized a gain on derivative financial instruments of $25,000. Proceeds from the note payable are shown as cash from financing instruments and the gain on derivative instrument is included as an adjustment to reconcile loss to net cash used in operating activities in the statements of cash flows for the six months ended June 30, 2025 and 2024. The financial instrument was amended on May 16, 2025 to remove the guarantee and replace the guarantee with fixed interest of $36,000. This amendment terminated the embedded derivative and pursuant to ASC 470 for troubled debt restructuring with a related party, the Company recognized a gain on derivative financial instruments of $650,000 as an equity transaction during the six months ended June 30, 2025.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net loss by the weighted average number of shares outstanding during the period, excluding treasury stock. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares outstanding plus the dilutive potential of common shares which would result from the exercise of stock options and warrants. The dilutive effects of stock options and warrants are excluded from the computation of diluted net income (loss) per share if the effect of doing so would be antidilutive.

The following data represents the amounts used in computing earnings per share and the effect on income (loss) and the weighted average number of shares of dilutive potential common stock (unaudited):

	Six Months Ended June 30,
	2025	2024
Net income (loss) attributable to common shareholders	$2,546,625	$(605,905)

Weighted average shares outstanding:
-Basic	46,881,475	46,881,475

Basic net income (loss) per share	$0.05	$(0.01)

Net income (loss) attributable to common shareholders	$2,546,625	$(605,905)
Effect of dilutive securities:
Convertible debt, interest	5,950	-
Net income (loss) attributable to common shareholders, dilutive basis	$2,552,575	$(605,905)

Weighted average shares outstanding:
-Basic	46,881,475	46,881,475
Add: Convertible debt	881,508	-
Add: Stock options	-	-
-Diluted	47,762,983	46,881,475

Diluted net income (loss) per share	$0.05	$(0.01)

Options and warrants excluded from the computation of earnings per share:

	Six Months Ended June 30,
	2025	2024
Warrants	-	3,000,000
Stock options	6,360,000	5,760,000

NOTE 3—EQUITY METHOD INVESTMENTS

Investment in NewStem

In 2018, the Company entered into a Share Purchase Agreement with NewStem and other related parties to provide aggregate funding of up to $4,000,000 to NewStem. This funding was to be provided through the sale of up to 50,000 common shares of NewStem to the Company representing 33% of NewStem’s outstanding shares. In 2018, the Company purchased 25,000 shares of NewStem for $2,000,000 acquiring an ownership interest of 20%. The Company made additional investments in 2019 and 2020 purchasing 12,500 shares each year for a $1,000,000 investment each year resulting in an ownership interest of 30.51% as of June 30, 2025 and December 31, 2024.

The Company accounts for its investment in NewStem under the equity method.

NewStem is a development stage company which has incurred losses since its inception and has generated only minimal revenues under a licensing agreement. NewStem is currently in liquidation.

The Company assesses its investment in NewStem for impairment on an annual basis or more frequently if indicators of impairment exist. During the year ended December 31, 2024, indicators of impairment became evident due to the inability of NewStem to raise funds. Due to the inability to raise funds, NewStem has been unable to continue operations and is in the process of liquidation. The intangible assets of NewStem, including license agreements, have reverted to the licensor, Yissum (the commercial division of Hebrew University). The Company has reached an agreement with Yissum regarding the potential monetization of these intangible assets which provides for the Company to receive up to $3,750,000 in the event of re-licensing or monetizing the licenses or related technology developed by NewStem. Due to the current uncertainty of the timing of recovery of any value from these intangible assets and the liquidation status of NewStem, the Company has fully impaired the investment in NewStem and reduced the carrying value to zero ($0) at June 30, 2025 and December 31, 2024.

During the year ended December 31, 2024, the Company signed an agreement (the “Purchase Agreement”) to acquire the remainder of NewStem in exchange for shares of Company stock as well as funding for NewStem operations. In anticipation of this transaction, the Company advanced $250,000 to NewStem in December 2023 and an additional $250,000 in March 2024. The related note agreement bears no interest and was payable on December 30, 2024. The agreement provided for discharge of the note upon the closing of the anticipated acquisition transaction. The Purchase Agreement was not fully consummated, and no Company shares were issued to NewStem shareholders in exchange for NewStem shares, therefore the note was not discharged. The Company determined that collection of the note was unlikely due to NewStem’s liquidation status and lack of assets. As such, the Company wrote the note off as a bad debt during the year ended December 31, 2024.

During the six and three months ended June 30, 2024, the Company recorded a reimbursement due to NewStem of approximately $44,000 and $8,000, respectively, for audit and accounting related costs which was offset against the note receivable from NewStem.

The following table represents the Company’s investment in NewStem:

	Six Months Ended June 30, 2025	Year Ended December 31, 2024
	(Unaudited)
Investment in NewStem, beginning	$-	$1,784,234
Allocation of net loss from NewStem, Ltd.	-	(155,577)
Investment in NewStem before impairment	-	1,628,657
Impairment loss recorded	-	(1,628,657)
Investment in NewStem, ending	$-	$-

The results of operations of the Company’s investment in NewStem is summarized below (unaudited):

	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
Condensed income statement information:
Net revenues	$-	$-	$-	$-
Gross margin	$-	$-
Net loss	$-	$(345,000)	$-	$(175,000)
Company’s allocation of net loss from NewStem, Ltd.	$-	$(105,243)	$-	$(53,384)

The financial position of the Company’s investment in NewStem is summarized below:

	As of
	June 30,	December 31,
	2025	2024
	(Unaudited)
Condensed balance sheet information:
Current assets	$-	$100,000
Non-current assets	$-	$2,000
Current liabilities	$-	$548,000
Non-current liabilities	$-	$-

Investment in NetCo

As of December 31, 2024, NovelStem owned a 50% interest in NetCo, a joint venture that owns the Net Force publishing franchise. On May 9, 2025, the Company entered into a Settlement Agreement and Release whereby the investment in NetCo was sold to the Company’s JV partner for $1,300,000 to settle the related litigation funding liability to Omni Bridgeway in full. This transaction was fully consummated as funds were received by Omni Bridgeway from CP Partners pursuant to the terms of the agreement.

The Company accounted for its investment in NetCo under the equity method and recognized nominal royalties and administrative fees from this arrangement. The Company assessed its investment in NetCo for impairment on an annual basis or more frequently if indicators of impairment exist.

The following table represents the Company’s investment in NetCo:

	Six Months Ended June 30, 2025	Year Ended December 31, 2024
	(Unaudited)
Investment in NetCo, beginning	$128,240	$133,709
Allocation of net income (loss) from NetCo	340	(5,469)
Distribution from NetCo	(340)	-
Sale of ownership interest in NetCo	(128,240)	-
Investment in NetCo, ending	$-	$128,240

The results of operations of the Company’s investment in NetCo is summarized below (unaudited):

	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
Condensed income statement information:
Net sales	$-	$373	$-	$-
Gross margin	$(79)	$310	$-	$(63)
Net income	$680	$(5,840)	$680	$(3,138)
Company’s allocation of net income from NetCo	$340	$(2,920)	$340	$(1,569)

The financial position of the Company’s investment in NetCo is summarized below:

	As of
	June 30,	December 31,
	2025	2024
	(Unaudited)
Condensed balance sheet information:
Current assets	$-	$1,305
Non-current assets	$-	$272,799
Current liabilities	$-	$10,748
Non-current liabilities	$-	$-

NOTE 4—NOTES PAYABLE

In December 2023, the Company entered into two short-term notes payable with unrelated parties, Hewlett Fund and AIGH Investment Partners, LLC. The notes are for $125,000 each, for a total of $250,000 in borrowings utilized for the funding of NewStem. The notes bear interest at 12% per annum and originally matured on December 21, 2024. The maturity date for both notes has been extended until December 21, 2025, at which time all principal and accrued interest are due and payable. The note agreements include a provision whereby, in the event of a capital raise transaction by the Company, the note holders would be entitled to participate in the transaction in an amount equal to 133% of the amounts owed on the note agreements at the closing of the transaction. Interest expense related to these notes was $14,876 and $7,479, respectively, for the six and three months ended June 30, 2025.

Long-term notes payable are summarized as follows:

	As of
	June 30,	December 31,
	2025	2024
	(Unaudited)
Notes payable related parties:
Notes payable director and Executive Chairman	$821,766	$821,766
Accrued interest added to note balance	81,166	38,392
Total notes payable director and Executive Chairman	902,932	860,158
Note payable shareholder, principal amount	300,000	300,000
Accrued interest added to note balance	36,000	-
Less unamortized discount	-	(60,417)
Total note payable shareholder	336,000	239,583
Note payable, litigation funding agreement:
Note payable Omni Bridgeway (Fund 4) Invt. 3 L.P.	-	2,819,196
Accrued interest added to agreement balance	-	140,429
Total note payable, litigation funding agreement	-	2,959,625
Total notes payable	1,238,932	4,059,366
Less current portion	(1,238,932)	(4,059,366)
Long-term notes payable	$-	$-

In May 2022, the Company entered into note agreements with Jan Loeb, our Executive Chairman and Jerry Wolasky, a shareholder and member of the Board, to borrow up to an aggregate of $600,000 for working capital needs. The note agreements were amended in March 2024 to increase the total borrowing to $650,000 and extend the maturity date. The note agreements were refinanced in August 2024 providing for total borrowings of $750,000. The agreements provide for interest at a rate of 10% per annum and mature December 31, 2025. As of the date of these financial statements, the full amount of $750,000 has been funded pursuant to these agreements. Interest expense related to these agreements was $42,774 and $22,511 for the six and three months ended June 30, 2025, respectively.

On May 5, 2023, the Company entered into a long-term note payable with a shareholder for $300,000 in financing to be funded $150,000 at inception and $150,000 in October 2023. This note bore interest at zero percent (0%) and originally matured on May 5, 2025. The note included a guarantee which was identified as an embedded derivative with a fair value of a liability of $650,000 at December 31, 2024 which is reported separately on the balance sheet. The fair value of the note exceeded the proceeds, and the note was discounted at inception so that the net liability was the fair value of the derivative. Accretion of the note discount of $60,417 and $16,769, respectively, has been reflected as part of interest expense in the statement of operations for six and three months ended June 30, 2025. This note agreement was amended in May 2025 to provide for a fixed amount of interest in lieu of the guarantee and to extend the maturity date to September 30, 2025. This amendment, which was determined to be accounted for pursuant to the provisions of ASC 470 for troubled debt restructurings with related parties, ended the discounting of the note and the separate recording of an embedded derivative, as the note now bears interest and contains no identifiable embedded derivative. As such, the relief of the guarantee was recorded as an adjustment to equity in the accompanying financial statements. Additionally, as a result of this amendment, interest expense of $36,000 was accrued and treated as a reduction to equity during the six and three months ended June 30, 2025.

Note Payable, Litigation Funding Agreement

On February 11, 2022, the Company entered into a nonrecourse litigation funding agreement (the “Agreement”) with Omni Bridgeway (Fund 4) Invt. 3 L.P. (“Omni”) related to an arbitration proceeding disclosed in Note 7. The Agreement provided for Omni to fund all costs related to the arbitration up to $1,000,000 in exchange for an assignment of a certain portion of rights to and interest in claims related to this arbitration. The agreement provided for specific calculations of the portion of any claims collected to be received by Omni with the remainder collectible by the Company. Additionally, the agreement provided for repayment of funded costs pursuant to the same multiple calculations in the event of a favorable outcome that does not include the collection of claims.

During July 2023, the arbitration was settled. As a result of the ruling disclosed in Note 7, the liability became probable and reasonably estimable, and the Company recorded the full liability due to Omni as of December 31, 2023. This liability consists of expenses funded by Omni of $933,065, including $310,000 advanced for working capital, and related fees or investment return to Omni calculated as contractual multiples of funding totaling $1,886,131 as of December 31, 2023 for a total liability of $2,819,196. This agreement bore interest at 5% per annum beginning January 2024 and was payable in full on January 10, 2025. The Company accrued interest related to the Agreement of $37,400 during the six and three months ended June 30, 2025.

The Company began negotiations for settlement of this Agreement during 2024 and on May 9, 2025, the Company entered into a Settlement Agreement and Release with our JV partner in NetCo, C.P. Group, and Omni whereby our interest in NetCo was sold in exchange for funds of $1,300,000 which were paid directly to Omni by CP Group in full settlement and release of all liabilities related to the Litigation Funding Agreement.

Bridge Loan

During the three months ended March 31, 2025, Jan Loeb, Executive Chairman, began advancing funds to the Company for operating expenses in the form of an interim bridge loan until alternate funding sources can be found. The Company is accruing interest at 10% per annum for these advances. The total advanced during the six months ended June 30, 2025 was $105,500. Interest expense related to these advances was $1,452 and $1,022, respectively, during the six and three months ended June 30, 2025.

Convertible Debt

In April 2024, the Company borrowed $100,000 from unrelated parties pursuant to convertible debt agreements accounted for as debt. These agreements bear interest at 10% per annum and mature December 30, 2025. The unpaid principal balance of these notes and any accrued interest may be converted into shares of the Company’s common stock at a conversion price of $0.13 per share. Interest expense related to these agreements was $5,950 and $2,992, respectively, during the six and three months ended June 30, 2025.

NOTE 5—EQUITY

(a) General

At June 30, 2025 and December 31, 2024, the Company had issued 50,316,672 shares and had 46,881,475 shares of its common stock outstanding with a par value $0.01 per share. Holders of outstanding common stock are entitled to receive dividends when, as and if declared by the Board and to share ratably in the assets of the Company legally available for distribution in the event of a liquidation, dissolution or winding up of the Company.

(b) Summary Employee Option Information

The Company’s stock option plan provides for the grant to officers, directors, third party contractors and other future key employees of options to purchase shares of common stock. The purchase price may be paid in cash or, if the option is “in-the-money”, it is automatically exercised “net”. In a net exercise of an option, the Company does not require a payment of the exercise price of the option from the optionee but reduces the number of shares of common stock issued upon the exercise of the option by the smallest number of whole shares that has an aggregate fair market value equal to or in excess of the aggregate exercise price for the option shares covered by the option exercised. Each option is exercisable to one share of the Company’s common stock. Most options expire within six years from the date of the grant and generally vest on the first anniversary date of their issuance. Pursuant to the Equity Incentive Plan the Company’s board of directors approved on November 12, 2018, an aggregate of 6,360,000 options have been issued to directors and investor relations professionals as of June 30, 2025.

The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the options issued during the six months ended June 30, 2024 (all in weighted averages):

Six Months Ended June 30, 2024
Risk-free interest rate	4.3%
Expected term of options, in years	5.00
Expected annual volatility	116.9%
Expected dividend yield	0%
Determined weighted average grant date fair value per option	$0.06

No options were issued during the six months ended June 30, 2025.

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

(c) Summary Option Information

A summary of the Company’s option plans for the six months ended June 30, 2025, is presented below (unaudited):

	Number	Weighted
	of	Average
	Options	Exercise
	(in shares)	Price
Outstanding, December 31, 2024	6,360,000	$0.14
Granted	-	-
Outstanding, June 30, 2025	6,360,000	$0.14
Exercisable, June 30, 2025	6,360,000	$0.14

Stock-based compensation expense was $8,838 and $97 in the six and three months ended June 30, 2025, respectively.

The total compensation cost related to non-vested awards not yet recognized was approximately $27,000 as of June 30, 2024. As of June 30, 2024, 600,000 options were unvested. These options vested in April 2025. There was no unrecognized compensation cost related to non-vested awards as of June 30, 2025.

(d) Warrants

The Company has issued warrants at exercise prices equal to or greater than the market value of the Company’s common stock at the date of issuance. A summary of warrant activity follows (unaudited):

	Number of	Weighted
	shares	Average
	underlying	Exercise
	warrants	Price
Outstanding, December 31, 2024	3,000,000	$0.12
Granted	-	-
Exercised	-	-
Forfeited or expired	3,000,000	$(0.12)
Outstanding, June 30, 2025	0	-

The warrant agreements were amended on May 12, 2023 to extend the expiration date to June 28, 2025. The warrants expired on June 28, 2025.

NOTE 6—INCOME TAXES

The Company’s income tax provision differs from the expense that would result from applying statutory rates to income (loss) before taxes. A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows (unaudited):

	Six Months Ended June 30,
	2025		2024
	Amount	Tax Rate	Amount	Tax Rate
Computed tax at the federal statutory rate of 21%	$534,720	21.00%	$(127,240)	21.00%
State income taxes, net of federal income tax benefit	36,900	4.35%	(26,327)	4.35%
Change in federal valuation allowance	(215,245)	(11.35)%	170,406	(28.73)%
Permanent difference - relief of indebtedness income	(356,375)	(14.00)%
Foreign rate differential	-	0.00%	(16,839)	3.38%
Total provision for income tax	$-	0.00%	$-	0.00%

	Three Months Ended June 30,
	2025		2024
	Amount	Tax Rate	Amount	Tax Rate
Computed tax at the federal statutory rate of 21%	$578,235	21.00%	$(63,551)	21.00%
State income taxes, net of federal income tax benefit	45,904	4.35%	(13,149)	4.35%
Change in federal valuation allowance	(267,764)	(9.72)%	85,242	(28.80)%
Permanent difference - relief of indebtedness income	(356,375)	(12.94)%	-	0.00%
Foreign rate differential	-	0.00%	(8,542)	3.45%
Total provision for income tax	$-	0.00%	$-	0.00%

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

In July 2025, the Company borrowed additional funds totaling $18,000 from the Executive Chairman pursuant to the interim bridge loan disclosed in Note 4.

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

Overview

We are a development stage company and reported net income (losses) of approximately $2,547,000 and $(606,000) for the six months ended June 30, 2025 and 2024, respectively, and $2,754,000 and $(303,000), for the three months ended June 30, 2025 and 2024. We had current assets of approximately $15,000 and current liabilities of $1,990,000 as of June 30, 2025. As of December 31, 2024, our current assets and current liabilities were approximately $32,000 and $5,304,000, respectively. The decrease in current liabilities is primarily due to the settlement of our litigation funding agreement with Omni in conjunction with the sale of our JV interest in NetCo.

We have prepared our financial statements for the six months ended June 30, 2025 assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon our ability to work with Yissum to monetize the former NewStem license agreement and intangible assets and the continuing financial support from our shareholders as well as obtaining additional outside funding. Our sources of capital in the past have included the sale of equity and our equity securities, which include common stock sold in private transactions, large alternative minimum tax refunds, and related party debt as well as debt from unrelated parties.

NewStem was a development stage Israeli biotech limited liability company focused on pioneering intellectual property related to haploid human embryonic stem cells for the development of personalized diagnostics and therapeutics for genetic and epigenetic diseases. NewStem incurred losses related to in process research and development since inception and the Company records our percentage allocation of these net losses as incurred. NewStem is in the process of liquidation, and we have recorded a full impairment loss on our investment in NewStem.

RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto and other financial information appearing elsewhere in this Form 10-Q. In the discussion below, general and administrative expenses are referred to as “G&A expenses”.

	Six Months Ended June 30,			Three Months Ended June 30,
	2025	2024	Change	2025	2024	Change

Administrative fee income	$-	$6,000	$(6,000)	$-	$3,000	$(3,000)
Operating expenses:
General and administrative expenses	158,537	327,336	(168,799)	63,964	144,030	(80,066)
Total operating expenses	158,537	327,336	(168,799)	63,964	144,030	(80,066)
Loss from operations	(158,537)	(321,336)	162,799	(63,964)	(141,030)	77,066
Other (income) expenses:
Gain on derivative instrument	-	(25,000)	(25,000)	-	-	-
Gain on disposal of equity method investment	(1,171,760)	-	(1,171,760)	(1,171,760)	-	(1,171,760)
Relief of indebtedness income	(1,697,024)	-	(1,697,024)	(1,697,024)	-	(1,697,024)
Interest expense	163,962	201,406	(37,444)	51,319	106,642	(55,323)
Total other (income) expenses	(2,704,822)	176,406	(2,881,228)	(2,817,465)	106,642	(2,924,107)
Income (loss) before income taxes	2,546,285	(497,742)	3,044,027	2,753,501	(247,672)	3,001,173
Provision for income tax	-	-	-	-	-	-
Income (loss) before equity in net income (loss) of equity method investees	2,546,285	(497,742)	3,044,027	2,753,501	(247,672)	3,001,173
Equity in net income (loss) of equity method investees	340	(108,163)	108,503	340	(54,953)	55,293
Net income (loss)	$2,546,625	$(605,905)	$3,152,530	$2,753,841	$(302,625)	$3,056,466

We are a holding company whose primary asset is our ownership of an equity interests in NewStem including the technology of NewStem. We conduct no other business and as a result, we have no operating revenue or cost of revenue. We did charge annual administrative fees to an affiliated entity through the year ended December 31, 2024.

The Company incurs G&A expenses primarily related to professional fees, insurance and stock-based compensation. We incurred G&A expenses of approximately $159,000 and $327,000 for the six months ended June 30, 2025 and 2024, respectively. Specifically, professional fees decreased by approximately $149,000 in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to a decrease in legal fees and audit fees for NewStem. We incurred a bad debt expense during the six months ended June 30, 2025 of approximately $9,500 for the write off of uncollectible administrative fees. We had reductions in insurance expense and stock compensation of approximately $14,000 and $13,000, respectively. Other miscellaneous G&A expenses decreased by approximately $2,000.

The Company incurs G&A expenses primarily related to professional fees, insurance and stock-based compensation. We incurred G&A expenses of approximately $64,000 and $144,000 for the three months ended June 30, 2025 and 2024, respectively. Specifically, professional fees decreased by approximately $63,000 in the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to a decrease in legal fees and audit fees for NewStem. We had reductions in insurance expense and stock compensation of approximately $7,000 and $8,700, respectively. Other miscellaneous G&A expenses decreased by approximately $1,300.

Interest expense decreased by approximately $37,000 and $55,000 in the six and three months ended June 30, 2025 as compared to the six and three months ended June 30, 2024 due to the settlement of the Omni litigation funding agreement.

The Company has recorded no income tax expense as we have incurred operating losses until the current period during which loss carryforwards are being utilized and all deferred tax assets are fully offset by an income tax valuation allowance.

We reported net income from equity method investees during the six and three months ended June 30, 2025 which consists of income from NetCo of $340.

We reported net losses from equity method investees during the six and three months ended June 30, 2024 which included losses from NetCo of $2,920 and $1,569 and losses from NewStem of $105,243 and $53,384, respectively.

Liquidity and Capital Resources

We have not paid dividends on our common stock since our name change and business focus shift in 2018. Our present policy is to apply cash to investments in product development at NewStem, acquisitions or expansion; consequently, we do not expect to pay dividends on common stock in the foreseeable future.

The Company will need to obtain additional funds to continue its operations. Management’s plans with regard to these matters include fundraising until our interest in NewStem’s technology is profitable. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient cash from financing on terms acceptable to the Company, or that NewStem’s technology will be monetized and become profitable.

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

During the year ended December 31, 2023, the Company entered into a note agreement with a shareholder to borrow $300,000 for continued working capital. This note bore interest at zero percent (0%) and matured on May 5, 2025. The note included a guarantee which has been identified as an embedded derivative with a fair value of a liability of $650,000 at December 31, 2024. This note was amended in May 2025 to provide for fixed interest, remove the guarantee and extend the maturity date to September 30, 2025.

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

During the six months ended June 30, 2025, the Company borrowed $105,500 from the executive chairman in the form of an interim bridge loan until alternate funding sources can be found. The Company is accruing interest at 10% per annum for these advances.

On May 9, 2025 the Company sold its interest in NetCo to its JV partner for $1,300,000 which was paid directly to Omni in full settlement of all liabilities related to the litigation funding agreement totaling $2,959,625.

Net Cash Used In Operating Activities.

For the six months ended June 30, 2025, net cash used in operating activities was approximately $110,000, which consisted primarily of net income of approximately $2,547,000, offset by noncash disposal of equity method investment of approximately $1,043,000, relief of indebtedness income of approximately $1,697,000, stock-based compensation of approximately $9,000 and interest added to notes payable of approximately $34,000. Additionally, cash was used in operations related to decrease in current assets of approximately $12,000 and a net increase in total accrued liabilities and accounts payables of approximately $28,000.

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

Net Cash Used In Investing Activities.

During the six months ended June 30, 2024, $250,000 was loaned to NewStem in an investing activity. For the six months ended June 30, 2025, no net cash was used in investing activities.

Net Cash Provided By Financing Activities.

For the six months ended June 30, 2025, net cash provided by financing activities was $105,500, consisting of short-term borrowings from the executive chairman.

For the six months ended June 30, 2024, net cash provided by financing activities was $375,000, consisting of long-term borrowings from two directors and a significant stockholder totaling $275,000 and short term borrowings of $100,000.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. We have re-evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of June 30, 2025 and we concluded there was a material weakness in the design of our internal control over financial reporting as it relates to insufficient resources to employ proper segregation of duties over the processing of transactions and financial reporting.

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

NOVELSTEM INTERNATIONAL CORP.

Date: August 6, 2025	By:	/s/ Jan Loeb
	Name:	Jan Loeb
	Title:	Executive Chairman

