Form 10-K
period 2025-12-31
NovelStem International Corp.
filed 2026-03-26
CIK 912544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025	Commission file number: 001-14332

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

NOVELSTEM INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

Florida	65-0385686
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

7740 Cavern Lane Suite 100, Parkland FL	33067
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (410) 598-9024

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of the last day of the second fiscal quarter of 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,275,000 based on the closing sale price on that date as reported on the OTCQB marketplace. As of March 25, 2026, there were 49,332,455 shares of Common Stock, $0.01 par value per share, outstanding.

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

PART I

Item 1. Business.

NovelStem International Corp. (“NovelStem” or the “Company”) is a holding company whose principal assets consisted of an approximate 31% equity interest in NewStem Ltd, an Israeli biotech company (“NewStem”) and its developed technology, and a 50% equity interest in NetCo Partners (“NetCo”). The interest in NetCo was sold in May 2025 in a noncash transaction which settled significant debt of the Company in the form of a litigation funding agreement. As described below, NewStem was liquidated in October 2025. Currently, the Company’s principal asset consists of rights to profits from a license held by Yissum Research Development Company, Hebrew University’s technology transfer company (“Yissum”), which we previously held through our ownership interest in NewStem. NovelStem was formerly known as Hollywood Media Corp. The Company was incorporated in the State of Florida on January 22, 1993 and changed its name to NovelStem International Corp. in September 2018.

With the purchase of NewStem, an Israeli biotech company, in 2018 the Company expanded its business focus from media to cutting edge biotech. As a significant shareholder in NewStem, and the substantial commitment of our management and financial resources to NewStem, including the fact that our Executive Chairman, Jan Loeb, was also the Chairman of NewStem, we had the ability to exert significant influence over the management and operations of NewStem resulting in NewStem functioning as a minority operating subsidiary of the Company. Concurrent to his appointment in July 2018, Mr. Loeb acted in an executive capacity on behalf of the Company and has served in a de facto leadership role. In September 2022, the Board appointed Mr. Loeb as Executive Chairman of NovelStem in order to ratify Mr. Loeb’s position and clarify his executive role. On January 13, 2023, the Board appointed Mr. Loeb as President. With respect to NewStem, Mr. Loeb, as the Chairman, presided over the meetings of NewStem’s Board of Directors. Additionally, Mr. Loeb leveraged his financial expertise by guiding NewStem’s financial and strategic planning, including the raising and deployment of capital, developing and modifying NewStem’s business plan and budget and by participating in the negotiation of NewStem’s material contracts as required. NewStem did not have an appointed Chief Financial Officer and, as such, Mr. Loeb served as the de facto Chief Financial Officer and Chief Strategic Officer of NewStem.

Through the second quarter of 2024, the Company was a development stage biotechnology holding company focused on the stem cell-based technology developed by Hebrew University under exclusive license to NewStem. The Company signed an agreement (the “Purchase Agreement”) on June 20, 2024 to acquire the remainder of NewStem in exchange for Company stock as well as funding for NewStem. The Company was unable to obtain funding to proceed, and the Purchase Agreement was not fully consummated. As such, no Company shares were issued to NewStem shareholders in exchange for NewStem shares.

During the third quarter of 2024, it became evident that NewStem would not be able to raise funds to continue operations consisting of research and development and further development of the technology. In October 2024, NewStem ceased operations and began the process of liquidation under which the current state of the technology reverted back to the original licensor, Yissum, with the Company retaining a financial interest of up to $3,750,000 in any future licensing. NewStem’s liquidation was completed in October 2025.

Additionally, NovelStem owned a 50% interest in NetCo, a joint venture that owns the Net Force publishing franchise. On May 9, 2025, the Company entered into a Settlement Agreement and Release whereby the investment in NetCo was sold to the Company’s JV partner for $1,300,000 to settle the related litigation funding liability to Omni Bridgeway in full. This transaction was fully consummated as funds were received by Omni Bridgeway from CP Partners pursuant to the terms of the agreement.

NovelStem depended entirely on earnings and cash from its investments in NewStem and the NewStem technology and our 50% equity interest in the NetCo joint venture. The Company’s principal operations coincided with those of NewStem. We have not received any dividend payments or other distributions from NewStem in the fiscal years ended December 31, 2025 and 2024. We received minimal distributions (approximately $600) of earnings from NetCo during the year ended December 31, 2025 and none during the year ended December 31, 2024.

NewStem

NewStem was a development stage Israeli biotech limited liability company that performed research focused on human Pluripotent Stem Cells (hPSCs) in general, and Haploid human Pluripotent Stem Cells (HhPSCs), in particular. These cells have the potential to change the face of medical research as they play a pivotal role in cancer research, regenerative medicine and disease therapy. NewStem established a discovery bio-platform based on haploid human embryonic stem cell technology for genome-wide screenings and is currently using this platform for the discovery and development of oncology drugs based on synthetic lethal interaction and developing a personalized diagnostic for early detection of chemotherapy resistance. NewStem incurred losses from inception and generated minimal revenues from a licensing agreement. NewStem filed an FDA Pre-Submission and received a CE Mark from the European Medicines Agency (EMA) for its in vitro diagnostic device (IVDD). NewStem does not have an FDA approved medical device. The NewStem Software Diagnostic Device (NSDD) is CE marked under EU regulation as an “other” IVD under Directive 98/79/EC since March 2022.

We believe that NewStem was the only company worldwide to develop products based on this innovative proprietary technology. These products refer to the medical device platform that provides information to oncologists regarding the presence of mutations in the patient’s tumor profile which may confer resistance to different anti-cancer drugs and to anticancer drugs that target tumors with specific mutations based on a synthetic-lethal interaction approach.

NewStem’s technology solutions were derived from an exclusive, worldwide license from Yissum and The New York Stem Cells Foundation, based on the findings and inventions of Prof. Nissim Benvenisty, Director of the Azrieli Center for Stem Cells and Genetic Research, The Hebrew University of Jerusalem (the “License”). The License provided NewStem with an exclusive worldwide license to make commercial use of the License and to develop, manufacture, market, distribute or sell a product in the field of therapeutics, diagnostics, screening, development and testing. In consideration for the grant of the License, NewStem was obligated to pay royalties of up to 3% of net sales and up to 12% of “Sublicense Consideration” (as defined in the License Agreement). As part of the liquidation of NewStem, the License reverted to the original holders and NovelStem retained a significant financial interest in any future monetization of the License.

 NovelStem was the original seed investor in NewStem providing $2 million in July 2018 and another $2 million over the next two and a half years. At the time of liquidation, we owned a 30.51% equity interest in NewStem. The remaining equity interests in NewStem are owned by Yissum and Professor Benvenisty, each of whom owned a 30.51% equity interest, Illumina Cambridge LTD, which owned a 5.31% equity interest, and management and a number of other shareholders who owned collectively approximately 3.18%.

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

FDA Approval Process

NewStem’s therapeutic product candidates were expected to be regulated by the FDA as drugs, and it is expected that this would be applicable to any future licensee as well. No manufacturer may market a new drug until it has submitted a New Drug Application, or NDA, to the FDA, and the FDA has approved it.

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

NetCo

In June 1995, we and C.P. Group Inc. (“C.P. Group”), formed the joint venture, NetCo. NetCo owns the entertainment property, “Net Force”, about a division of the FBI investigating crimes and adventures involving the internet and the digital world. NovelStem and C.P. Group each owned 50% of the ownership interest in NetCo. NetCo owns all rights in all media to the Net Force property including film, television, and video games.

In 1997, NetCo licensed the rights to publish the first six Net Force books in North America to Putnam Berkely, which books were written and published. This agreement was subsequently renewed in December 2001 for four more books that were created and published. There was also a series of books targeted to the young adult market, Net Force Explorer, also published by Putnam Berkley. Net Force books have so far been published in mass market paperback format. The first book in the series was adapted as a four-hour mini-series on the ABC television network.

In 2019, NetCo entered into a new publishing agreement with HarperCollins. Three novels and two Net Force novellas were published under that agreement. Through its interest in NetCo, NovelStem received distributions of its 50% share of proceeds generated from the rights to Net Force.

In May 2025, we sold our interest in NetCo to our joint venture partner in exchange for the settlement of related debt in the form of a litigation funding agreement.

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

Risks Relating to our Business

We are a holding company, the principal assets of which are illiquid rights to a licensing agreement.

Our Company’s primary asset is the residual value of relicensing the License formerly held by NewStem.

We conduct no other business and, as a result, we depend entirely upon earnings and cash flow from the License held by Yissum. If we decide in the future to pay dividends, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of profits from this license agreement.

We depend on our executive officers and consultants and other key individuals along with the executive officers and key individuals of NewStem to continue the implementation of our long-term business strategy and could be harmed by the loss of their services and our inability to make up for such loss with qualified replacements.

We believe that our future success will depend in large part on the skills of our management team and the management team of Yissum related to subsequent monetization of the License. The loss of any of the key individuals’ services could reduce our ability to successfully implement our long-term business strategy which may result in a loss of revenue, and the value of our common stock could be materially adversely affected. Leadership changes will occur from time to time, and we cannot predict whether significant resignations will occur. We believe these management teams possess valuable knowledge about our and former NewStem’s respective industries and that their knowledge and relationships would be very difficult to replicate. The loss of key personnel, or the inability to recruit and retain qualified and talented personnel in the future, could have an adverse effect on our business, financial condition and/or operating results.

We have limited operating histories and have generated minimal revenue to date.

We have a limited operating history and do not have a meaningful historical record of sales and revenues, nor do we have an established business track record. While we believe that we have the opportunity to be successful, there can be no assurance that we will be successful in accomplishing our business initiatives, or that we will be able to achieve any significant levels of revenue or net income.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. We have re-evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of December 31, 2025 and we concluded there was a material weakness in the design of our internal control over financial reporting.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Rapid technological change could cause the License to become obsolete.

Success from NewStem’s efforts will depend upon the ability of Yissum to relicense the technology supported by the License.

The technologies underlying NewStem’s products and the license technology are subject to rapid and profound technological change. Competition intensifies as technical advances in each field are made and become more widely known. We can give no assurance that others will not develop services, products, or processes with significant advantages over the products, services, and processes that have developed. Any such occurrence could have a material and adverse effect on our business, results of operations and financial condition.

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

We are a holding company whose primary asset is our right to income from the License. We currently conduct no other business and, as a result, we depend entirely upon cash flow from the License. If we decide in the future to pay dividends, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of cash flow from the License. We do not presently have any intention to declare or pay dividends in the future. You should not purchase shares of our common stock in anticipation of receiving dividends in future periods.

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

Item 2. Properties.

Our corporate office is located at 7740 Cavern Lane, Parkland FL 33067. We believe that our facilities are adequate for current operations.

Item 3. Legal Proceedings.

None

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

	High	Low

Fiscal 2025
Quarter ended 12/31/2025	$0.012	$0.009
Quarter ended 9/30/2025	$0.028	$0.028
Quarter ended 6/30/2025	$0.027	$0.023
Quarter ended 3/31/2025	$0.01	$0.008

Fiscal 2024
Quarter ended 12/31/2024	$0.04	$0.01
Quarter ended 9/30/2024	$0.07	$0.04
Quarter ended 6/30/2024	$0.07	$0.06
Quarter ended 3/31/2024	$0.08	$0.06

Holders

As of March 25, 2026 there were 49,332,455 shares of common stock outstanding held by approximately 80 record holders.

Dividends

We have not paid cash dividends on any of our capital stock since our name change and business focus shift in 2018 and currently intend to retain our future earnings, if any, to reduce debt and fund the development and growth of our business. We do not expect to pay any dividends on any of our capital stock in the foreseeable future.

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

Overview

We are a development stage company and reported net income (losses) of approximately $2,380,000 and $(3,233,000) for the years ended December 31, 2025 and 2024, respectively. We had current assets of approximately $16,000 and current liabilities of approximately $2,157,000 as of December 31, 2025. As of December 31, 2024, our current assets and current liabilities were approximately $32,000 and $5,304,000, respectively. We have prepared our financial statements for the years ended December 31, 2025 and 2024 assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our shareholders as well as Yissum’s ability to successfully commercialize the License. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions, and short-term debt. During the current year, we entered into a bridge loan agreement with our Executive Chairman to obtain funding for current operating expenses.

Critical Accounting Policies

The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and my change in subsequent periods.

The following discussion of critical accounting policies represents our attempt to report on these accounting policies which we believe are critical to our financial statements and other financial disclosures. It is not intended to be a comprehensive list of all of our significant accounting policies, which are more fully described in Note 2 of the Notes to the Financial Statements included in this Annual Report.

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

The Company did not grant any options during the year ended December 31, 2025. The expected volatility factor used to value stock options granted in 2024 was based on the historical volatility of the market price of our common stock over the period from our change to a biotechnology company, September 2018, through December 2024. For the expected term of the option, we used an estimate of the expected option life based on historical experience. The risk-free interest rate used is based upon U.S. Treasury yields for a period consistent with the expected term of the options. We assumed no quarterly dividend rate. Due to the numerous assumptions involved in calculating stock-based compensation expense, the expense recognized in our financial statements may differ significantly from the value realized by option holders on exercise of the share-based instruments. In accordance with the prescribed methodology, we do not adjust our recognized compensation expense to reflect these differences.

For the years ended December 31, 2025 and 2024, we incurred stock compensation expense with respect to options of approximately $8,800 and $40,000, respectively.

See Note 5 to the financial statements for the assumptions used to calculate the fair value of stock-based compensation.

In accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, we identify and, if applicable, bifurcate embedded derivatives in financial instruments. Those embedded features that are identified, bifurcated and accounted for separately are measured at fair value continuously at each financial statement reporting date. If the fair value of a financial liability (the derivative) exceeds the proceeds received for the issuance of a hybrid instrument in an arm’s length transaction with no rights or privileges that require separate accounting recognition as an asset identified, then we record the embedded derivative at fair value with the excess of fair value over proceeds recognized as a loss in earnings. Our only identified derivative was terminated as part of the amendment of a note payable to a shareholder during the year ended December 31, 2025.

Results of Operations

The selected statement of operations data for the years ended December 31, 2025 and 2024 and balance sheet data as of December 31, 2025 and 2024 have been derived from our audited financial statements included in this Annual Report.

This data should be read in conjunction with our financial statements and related notes included herein.

Selected Statement of Operations Data:

	Years Ended December 31,
	2025	2024	Change
Administrative fee income	$-	$12,000	$(12,000)
Operating expenses:
G&A expenses	$238,755	$880,947	$(642,192)
Litigation expenses (contra expenses)	-	58,975	(58,975)
Total operating expenses	238,755	939,922	(701,167)
Loss from operations	(238,755)	(927,922)	689,167
Other (income) expenses:
Loss on derivative instrument	-	90,000	(90,000)
Gain on disposal of equity method investment	(1,171,760)	-	(1,171,760)
Relief of indebtedness income	(1,697,024)	-	(1,697,024)
Interest expense	256,219	425,417	(169,198)
Total other (income) expenses	(2,612,565)	515,417	(3,127,982)
Net income (loss) before equity in net income (loss) of equity method investees	2,373,810	(1,443,339)	3,817,149
Equity in net income (loss) of equity method investees	640	(161,046)	161,686
Impairment loss on equity method investee	5,432	(1,628,657)	1,634,089
Net income (loss)	$2,379,882	$(3,233,042)	$5,612,924

2025 Compared to 2024

We are a holding company whose primary asset currently is our right to the monetization of the former NewStem license now held by Yissum. We currently conduct no other business and as a result, we have no operating revenue or cost of revenue. We did charge annual administrative fees to an affiliated entity through the year ended December 31, 2024.

The Company incurs general and administrative (“G&A”) expenses primarily related to professional fees, insurance and stock-based compensation. We incurred G&A expenses of approximately $239,000 and $881,000 for the years ended December 31, 2025 and 2024, respectively. Our decrease in G&A expenses relates primarily to decreases in bad debt expense, stock-based compensation and professional fees incurred in the audit of our financial statements for the years ended December 31, 2025 and 2024, preparation of our quarterly reports for 2025 and 2024, and for documents and advice related to our attempt to purchase the remaining shares of NewStem in 2024.

Specifically, we wrote off as bad debt uncollected management fees of $9,500 during the year ended December 31, 2025 as compared to the net balance due from NewStem of $458,000 in the year ended December 31, 2024, and professional fees decreased by approximately $145,000 in the year ended December 31, 2025 as compared to the year ended December 31, 2024. Insurance costs decreased by approximately $17,000 in the year ended December 31, 2025 as compared to the year ended December 31, 2024.

Total stock compensation expense, included in G&A expenses, decreased by approximately $31,000 in the year ended December 31, 2025 as compared to the year ended December 31, 2024 due to the fact that no options were awarded during the current fiscal year.

The remaining decrease in G&A expenses of approximately $700 during the year ended December 31, 2025 consists primarily of decreases in expenses related to investor relations and information technology.

We incurred costs related to litigation and the related litigation funding agreement involving our former settled arbitration with our NetCo joint venture partner of approximately $59,000 during the year ended December 31, 2024.

The Company has recorded a loss on derivative instruments of $90,000, for the year ended December 31, 2024 related to a guarantee previously included in the note payable shareholder entered into in May 2023. The guarantee was removed in an amendment to the note payable during the year ended December 31, 2024, terminating the derivative.

The Company reported a gain on disposal of equity method investment of approximately $1,172,000 during the year ended December 31, 2025 related to the sale of our investment in NetCo. We also reported relief of indebtedness income of approximately $1,697,000 related to the cancellation of the remaining balance on the litigation funding agreement from the same transaction.

The Company recorded an impairment loss of approximately $1,629,000 during the year ended December 31, 2024 related to its investment in NewStem. This loss reduced our investment in NewStem to zero ($0.00) as of December 31, 2024. This adjustment was made in response to the fact that NewStem ceased operations and was in the process of liquidation. The technology and license held by NewStem reverted to the original licensee, Yissum, and the Company retains a right to a share of future licensing or monetization of the technology and license. The Company does expect to recover some value from the license, up to a total of $3,750,000, however, as of December 31, 2025 and 2024, the realization of this value is not certain, therefore has not been recorded by the Company. During the year ended December 31, 2025, the Company received approximately $5,000 from the liquidation of the remaining assets of NewStem which was reported as a partial recovery of the impairment loss.

Interest expense decreased by approximately $169,000 in the year ended December 31, 2025 as compared to the year ended December 31, 2024. The decrease in interest expense is primarily related to the reduction of interest from the settlement of the litigation funding agreement offset by increased debt incurred for operations.

The Company has recorded no income tax expense as we have incurred operating losses and all deferred tax assets are fully offset by an income tax valuation allowance.

We reported net income and losses from equity method investees during the years ended December 31, 2025 and 2024. The net income reported for the year ended December 31, 2025 included net income of $640 from NetCo. Net losses reported for the year ended December 31, 2024 included net loss of approximately $5,000 from NetCo combined with net loss of approximately $156,000 from NewStem.

Liquidity and Capital Resources

We have not paid dividends on our common stock since our name change and business focus shift in 2018. Our present policy is to apply cash to investments in product development at NewStem, acquisitions or expansion; consequently, we do not expect to pay dividends on common stock in the foreseeable future.

The Company will need to obtain additional funds to continue its operations. Management’s plans with regard to these matters include fundraising until our interest in NewStem’s technology via monetization of the License is profitable. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient cash from financing on terms acceptable to the Company, or that NewStem’s technology will be monetized and become profitable.

During the year ended December 31, 2022, the Company entered into note agreements with Jan Loeb, our Executive Chairman and Jerry Wolasky, a member of the Board, to borrow up to an aggregate of $600,000 for working capital needs. The note agreements were amended in March 2024 to increase the total borrowing to $650,000 and extend the maturity date. The note agreements were refinanced in August 2024 providing for total borrowings of $750,000 and extending the maturity date to December 31, 2025. The agreements provide for interest at a rate of 10% per annum. Prior to the filing of this Annual Report, the maturity date of these notes was extended to June 30, 2026.

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

In December 2023, the Company entered into two short term notes payable with unrelated parties for a total of $250,000 in borrowings utilized for the funding of NewStem. The notes bear interest at 12% per annum and matured December 21, 2025, at which time all principal and accrued interest were due and payable. Prior to the filing of this Annual Report, the maturity date of these notes was extended to June 30, 2026. The note agreements include a provision whereby, in the event of a capital raise transaction by the Company, the note holders would be entitled to participate in the transaction in an amount equal to 133% of the amounts owed on the note agreements at the closing of the transaction.

In April 2024, the Company borrowed $100,000 from unrelated parties pursuant to convertible debt agreements accounted for as debt. These agreements bear interest at 10% per annum and matured December 30, 2025. Prior to the filing of this Annual Report, the maturity dates have been extended to June 30, 2026.

During the year ended December 31, 2025, the Company borrowed $161,867 from the Executive Chairman in the form of an interim bridge loan until alternate funding sources can be found. The Company is accruing interest at 10% per annum for these advances. The agreement matured December 31, 2025. Prior to the filing of this Annual Report, the maturity date has been extended to June 30, 2026.

On May 9, 2025 the Company sold its interest in NetCo to its JV partner for $1,300,000 which was paid directly to Omni Bridgeway in full settlement of all liabilities related to the litigation funding agreement totaling $2,959,625.

Net Cash Used In Operating Activities.

For the year ended December 31, 2025, net cash used in operating activities was approximately $168,000, which consisted primarily of a net income of approximately $2,380,000 reduced by noncash gain of approximately $1,172,000 from the sale of our interest in NetCo and the related noncash relief of indebtedness income from the settlement of the litigation funding agreement with Omni Bridgeway of $1,697,000, stock-based compensation of approximately $9,000. Further offset by accretion of discount on notes payable of $60,000 and interest added to notes payable and convertible debt of approximately $194,000. Additionally, cash was used in operations related to an increase in current assets of approximately $10,000 and an increase in accrued liabilities and other payables of approximately $48,000.

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

Net Cash Used In Investing Activities.

During the year ended December 31, 2024, the Company loaned $250,000 to NewStem in anticipation of a purchase transaction. This transaction was not consummated and NewStem ceased operations and began liquidation proceedings in October 2024, resulting in the loan becoming uncollectible. As such, the Company determined the note was uncollectible and wrote the balance, including $250,000 loaned in 2023, off as a bad debt during the year ended December 31, 2024.

Net Cash Provided By Financing Activities.

For the year ended December 31, 2025, net cash provided by financing activities was $161,867, consisting of advances on the bridge loan payable to our Executive Chairman.

For the year ended December 31, 2024, net cash provided by financing activities was $475,000, consisting of long-term borrowings from two directors and a stockholder totaling $375,000 and borrowings from convertible debt with unrelated parties of $100,000.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet transactions.

Contractual Obligations and Commercial Commitments

As of December 31, 2025, we had a contractual obligation related to our directors’ and officers’ insurance providing for 10 monthly installments of $5,109 payable through June 2026.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. We have re-evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of December 31, 2025 and we concluded there was a material weakness in the design of our internal control over financial reporting as it relates to insufficient resources to employ proper segregation of duties over the processing of transactions and financial reporting.

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

Jan Loeb – President and Executive Chairman – 67 Mr. Loeb has more than forty years of business, money management and investment banking experience. He has served as Chairman of our Board since July 2018 and on September 29, 2022 was appointed as Executive Chairman. On January 13, 2023, Mr. Loeb was appointed President of the Company. He has been the Managing Member of Leap Tide Capital Management LLC since 2007 and has served as President and CEO of Acorn Energy, Inc. since January 2016 and as a Director since August 2015. He has been a Director of Keweenaw Land Association, Ltd. From 2005 to 2007, Mr. Loeb was President of Leap Tide’s predecessor, formerly known as AmTrust Capital Management Inc. He served as a Portfolio Manager of Chesapeake Partners from February 2004 to January 2005 and as Managing Director at Jefferies & Company, Inc. from 2002 to 2004. From 1994 to 2001, he served as Managing Director at Dresdner Kleinwort Wasserstein, Inc. (formerly Wasserstein Perella & Co., Inc.). Mr. Loeb was a Lead Director of American Pacific Corporation from 2013 to 2014 and a Director from 1997 to 2014. He also served as an Independent Director of Pernix Therapeutics Holdings Inc. (formerly, Golf Trust of America, Inc.) from 2006 to 2011 and as a Director of TAT Technologies, Ltd. from 2009 to 2016.

Christine Jenkins – Vice President and Chief Financial Officer – 62 Ms. Jenkins has over thirty-six years of experience in public accounting, including audit, consulting and corporate tax. Ms. Jenkins is currently serving as a consultant providing audit and accounting consultation to publicly-traded and large privately held companies. From 2010 to 2018 Ms. Jenkins was an audit partner with Cherry Bekaert, LLP. Prior to Cherry Bekaert, from 1995 to 2010, Ms. Jenkins was a partner in a local accounting firm in Atlanta, GA. Prior experience included audit and tax positions in public accounting firms.

Mitchell Rubenstein – Director – 71 Mr. Rubenstein co-founded and served as Chairman of HMC from its inception to June 2018, during which period the company returned approximately $37 million to shareholders in the form of dividends and share repurchases, including a tender offer. He founded Syfy Channel and numerous other media and digital businesses.

Eric Richman – Director -64 Mr. Richman is a life science executive with significant leadership, operational and strategic experience from over twenty-five years in the field. He is currently The CEO of Gain Therapeutics and was a Venture Partner at Brace Pharma Capital and serves on the boards of LabConnect, F2G (board observer) and previously ADMA Biologics (NASDAQ: ADMA). Previously he served as President & CEO of PharmAthene and prior to that was part of the founding team at MedImmune, responsible for the U.S. launch of its first commercial product and an integral part of the global launch teams for other products. He began his career at HealthCare Ventures, a life-sciences focused VC firm and formerly was a Director of Lev Pharmaceuticals (sold to Viropharma) and American Bank (sold to Congressional Bancshares) and served as CEO of Tyrogenex (sold to Betta Pharma).

David Seltzer – Director – 65 Mr. Seltzer is the CEO and Founder of Reliable 1 Laboratories LLC, a distributor of OTC medications and nutritional supplements to independent pharmacies, long-term care pharmacies, hospitals and government organizations. He is also a minority owner and Director at Leading Pharma LLC, a generic manufacturer of prescription drugs, having previously served as President and CEO and later Chairman of Hi-Tech Pharmacal Co., Inc., which was acquired by Akorn, Inc. for $640 million in 2014.

Jerry Wolasky – Director – 65 Mr. Wolasky has over thirty-five years’ experience in the wholesale pharmaceutical business, most recently for the past sixteen years in his current role as President of HealthSource Distributors LLC. He previously served in executive positions of increasing responsibility for AmerisourceBergen, and its predecessor company, Bergen Brunswig.

Tracy Clifford – Director -57 Ms. Clifford has over twenty years of experience in accounting and finance, including mergers and acquisitions of public companies. Ms. Clifford is the CFO of Acorn Energy, Inc. and COO of its operating subsidiary Omnimetrix Inc. and since 2015 she has served as a contract CFO and COO for several clients, participated on advisory boards and worked on numerous project engagements. Ms. Clifford previously served as CFO, Principal Accounting Officer, Corporate Controller and Secretary for a publicly traded pharmaceutical company and a publicly-traded REIT from 1999 to 2015. Ms. Clifford’s prior experience included accounting leadership positions at United Healthcare, the North Broward Hospital District and the audit team of Deloitte & Touche.

Audit Committee; Audit Committee Financial Expert

The Company’s full board is functioning as our audit committee at the time of this Annual Report.

Compensation Committee

We do not have a compensation committee or persons participating in deliberations concerning executive officer compensation as there was no executive officer compensation paid other than hourly payments for Chief Financial Officer services during 2025 and 2024.

Nominating Committee

We do not have a nominating committee. All directors participate in the nomination and election of directors.

Section 16(a) Beneficial Ownership Reporting Compliance; Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. These persons are also required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Further, we have implemented measures to assure timely filing of Section 16(a) reports by our executive officers and directors. Based solely on our review of such forms or written representations from certain reporting persons, we believe that during 2025 our executive officers and directors complied with the filing requirements of Section 16(a).

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all our directors, officers and employees. This code of ethics is designed to comply with the NASDAQ marketplace rules related to codes of conduct.

Changes in control

There are no arrangements which may at a subsequent date result in a change in control of the Company.

Item 11. Executive Compensation.

Executive and Director Compensation

Summary Compensation Table
					Option		All Other
		Salary		Bonus	Awards		Compensation	Total
Name and Principal Position	Year	($)		($)	($)		($)	($)
Jan H. Loeb	2025	-		-	-		-	-
President and Executive Chairman	2024	-		-	5,924	(1)	-	5,924

Christine Jenkins	2025	29,940	(2)	-	-		-	29,940
Vice President and Chief Financial Officer	2024	48,275	(3)	-	-		-	48,275

Mitchell Rubenstein	2025	-		-	-		-	-
Director	2024	-		-	5,924	(1)	-	5,924

Eric Richman	2025	-		-	-		-	-
Director	2024	-		-	5,924	(1)	-	5,924

David Seltzer	2025	-		-	-		-	-
Director	2024	-		-	5,924	(1)	-	5,924

Jerry Wolasky	2025	-		-	-		-	-
Director	2024	-		-	5,924	(1)	-	5,924

Tracy Clifford	2025	-		-	-		-	-
Director	2024	-		-	5,924	(1)	-	5,924

(1)	Represents the grant date fair value calculated in accordance with applicable accounting principles with respect to 100,000 options granted per Director and 100,000 options granted to the President and Executive Chairman on April 1, 2024 with an exercise price of $0.06. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 4.34% (ii) an expected term of 5.09 years (iii) an assumed volatility of 116.9853% and (iv) no dividends.
(2)	Represents hourly fees due to Ms. Jenkins for the provision of services as Chief Financial Officer of the Company.
(3)	Represents hourly fees paid to Ms. Jenkins for the provision of services as Chief Financial Officer of the Company.

Executive Compensation for 2025 and 2024

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

Outstanding Equity Awards at 2025 Fiscal Year End

The following tables set forth all outstanding equity awards made to each of the Executives and Directors that were outstanding at December 31, 2025.

Options to Purchase NovelStem International Corp. Stock
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Jan H. Loeb	50,000		0.10	November 26, 2026
	1,000,000		0.10	November 24, 2027
	100,000		0.29	January 31, 2029
	100,000		0.20	March 23, 2030
	100,000		0.06	April 1, 2031
Mitchell Rubenstein	50,000		0.10	November 26, 2026
	1,000,000		0.10	November 24, 2027
	100,000		0.29	January 31, 2029
	50,000		0.20	March 23, 2030
	100,000		0.06	April 1, 2031
Eric Richman	50,000		0.10	November 26, 2026
	50,000		0.10	November 24, 2027
	100,000		0.29	January 31, 2029
	50,000		0.20	March 23, 2030
	100,000		0.06	April 1, 2031
David Seltzer	50,000		0.10	November 26, 2026
	50,000		0.10	November 24, 2027
	100.000		0.29	January 31, 2029
	50,000		0.20	March 23, 2030
	100,000		0.06	April 1, 2031
Jerry Wolasky	50,000		0.10	November 26, 2026
	50,000		0.10	November 24, 2027
	100,000		0.29	January 31, 2029
	50,000		0.20	March 23, 2030
	100,000		0.06	April 1, 2031
Tracy Clifford	50,000		0.10	November 26, 2026
	1,000,000		0.10	November 24, 2027
	100,000		0.29	January 31, 2029
	50,000		0.20	March 23, 2030
	100,000		0.06	April 1, 2031
Christine Jenkins	10,000		0.20	March 23, 2030

Option and Warrant Exercises

None

Non-qualified Deferred Compensation

The Company has no deferred compensation plan in place during the years ended December 31, 2025 and 2024.

Payments and Benefits Upon Termination or Change in Control

There are no agreements in place with any Executive or Director that would provide for any amounts due under any termination scenario at December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock, as of December 31, 2025, for each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, each of our directors and all directors as a group. The Company has no executive officers. Except as indicated in footnotes to this table, we believe that the shareholders named in this table will have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such shareholders.

Security Ownership of Certain Beneficial Owners and Management

Name and Address of beneficial owner (6)	Amount and nature of beneficial ownership		Percent of total common equity (1)
Christine Jenkins	10,000		0.0%
Michael Sosnowik	2,770,270		5.2%
Stephen Gans	7,034,172		13.3%
Jan Loeb	5,470,673	(2)(4)	10.35%
Jerry Wolasky	10,322,973	(3)(4)	19.5%
Tracy Clifford	1,300,000	(4)(5)	2.5%
Eric Richman	904,054	(3)(4)	1.7%
Mitchell Rubenstein	2,408,108	(4)(5)	4.5%
David Seltzer	3,674,324	(3)(4)	6.9%
All directors and officers as a group (seven persons)	24,190,132		45.7%

(1) Applicable percentage ownership is based on 46,881,475 shares of common stock outstanding as of December 31, 2025, together with securities exercisable or convertible into shares of common stock within 60 days of December 31, 2025. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of December 31, 2025, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Includes 1,108,108 held in an IRA and 874,528 held as Trustee for the Steinberg Family Trust. Includes options to purchase 1,050,000 million shares of common stock at an exercise price of $0.10 per share, options to purchase 100,000 shares of common stock at an exercise price of $0.29 per share, options to purchase 100,000 shares of common stock at an exercise price of $0.20 per share, and options to purchase 100,000 shares of common stock at an exercise price of $0.06 per share.

(3) Includes options to purchase 100,000 shares of common stock at an exercise price of $0.10 per share, options to purchase 100,000 shares of common stock at an exercise price of $0.29 per share, options to purchase 50,000 shares of common stock at an exercise price of $0.20 per share, and options to purchase 100,000 shares of common stock at an exercise price of $0.06 per share.

(4) Director.

(5) Includes options to purchase 1,050,000 shares of common stock at an exercise price of $0.10 per share, options to purchase 100,000 shares of common stock at an exercise price of $0.29 per share, options to purchase 50,000 shares of common stock at an exercise price of $0.20 per share, and options to purchase 100,000 shares of common stock at an exercise price of $0.06 per share.

(6) The address of each person is c/o NovelStem International Corp. 7740 Cavern Lane, Suite 100 Parkland FL 33067.

Securities authorized for issuance under equity compensation plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	6,060,000	$0.1365	940,000
Total	6,060,000	$0.1365	940,000

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Jan Loeb, our President and Executive Chairman of the Board, was also the Chairman of the Board of NewStem until its liquidation.

During the year ended December 31, 2022, the Company entered into note agreements with Jan Loeb, our Executive Chairman and Jerry Wolasky, a shareholder and member of the Board, to borrow up to an aggregate of $600,000 for working capital needs. The note agreements were amended in March 2024 to increase the total borrowing to $650,000 and extend the maturity date. The note agreements were refinanced in August 2024 providing for total borrowings of $750,000. The agreements provide for interest at a rate of 10% per annum and mature December 31, 2025. As of the date of this Annual Report, the full amount of $750,000 has been funded pursuant to these agreements and the maturity date has been extended to June 30, 2026.

On May 5, 2023, the Company entered into a long term note payable with a shareholder for $300,000 in financing to be funded $150,000 at inception and $150,000 in October 2023. This note bore interest at zero percent (0%) and matured on May 5, 2025. This note agreement was restructured during 2025 to provide for a fixed amount of interest in lieu of the guarantee and beginning October 1, 2025, the note began to bear interest at a rate of 10% per annum. The note matures on December 31, 2026.

In February 2025, our Executive Chairman began advancing funds to the Company for operating expenses in the form of an interim bridge loan until alternate funding sources can be found. The bridge loan matured December 31, 2025 and has been extended to June 30, 2026. The total advanced during the year ended December 31, 2025 was $161,867.

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

Director Independence

We have determined that, under the criteria established by NASDAQ and by our board of directors, Tracy Clifford, Eric Richman, Mitchell Rubenstein and David Seltzer are independent.

Item 14. Principal Accountant Fees and Services.

Accounting Fees

Kreit & Chiu CPA LLP

The following table summarizes the fees accrued and paid by NovelStem for professional services rendered by Kreit & Chiu CPA LLP for the years ended December 31, 2025 and 2024.

	2025	2024
Audit fees	$102,090	$113,030
Tax Fees	-	-
All other fees	-	-
Total	$102,090	$113,030

Pre-Approval Policies and Procedures

The Audit Committee’s current policy is to pre-approve all audit and non-audit services that are to be performed and fees to be charged by our independent auditor to assure that the provision of these services does not impair the independence of the auditor. The Audit Committee pre-approved all audit and non-audit services rendered by our principal accountant in 2025 and 2024.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	Financial Statements.

The following financial statements are filed as part of this registration statement:

NOVELSTEM INTERNATIONAL CORP.

Years Ended December 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

NovelStem International Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NovelStem International Corp. as of December 31, 2025 and 2024, and the related statements of operations, shareholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of NovelStem International Corp. as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has an accumulated deficit of approximately $294 million and $296 million at December 31, 2025 and 2024, respectively, and has suffered losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to NovelStem International Corp. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Kreit & Chiu CPA LLP

We have served as NovelStem International Corp.'s auditor since 2024.

Los Angeles, California

March 25, 2026

NOVELSTEM INTERNATIONAL CORP.
BALANCE SHEETS

	As of December 31,
	2025	2024

ASSETS
Current assets:
Cash	$333	$6,099
Accounts receivable, administrative fees	-	10,500
Prepaid expenses	15,453	15,272
Total current assets	15,786	31,871
Investment in NetCo	-	128,240
Total assets	$15,786	$160,111

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$215,958	$167,898
Accrued expenses	37,673	68,576
Notes payable, including accrued interest	317,734	250,000
Current portion of long-term notes payable, including accrued interest	1,295,405	4,059,366
Bridge loan payable, related party, including accrued interest	171,857	-
Convertible debt, including accrued interest	118,814	108,646
Derivative liability, guarantee	-	650,000
Total liabilities	2,157,441	5,304,486
Commitments and contingencies (see Note 7)
Shareholders’ equity (deficit):
Common stock, $.01 par value, 100,000,000 shares authorized, 50,316,672 shares issued at December 31, 2025 and 2024 and 46,881,475 shares outstanding at December 31, 2025 and 2024	468,815	468,815
Additional paid-in capital	291,570,255	290,947,417
Accumulated deficit	(293,980,971)	(296,360,853)
Treasury stock, at cost, 3,435,197 shares at December 31, 2025 and 2024	(199,754)	(199,754)
Total shareholders’ equity (deficit)	(2,141,655)	(5,144,375)
Total liabilities and shareholders’ equity (deficit)	$15,786	$160,111

The accompanying notes are an integral part of these financial statements.

NOVELSTEM INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2025	2024

Administrative fee income	$-	$12,000
Operating expenses:
General and administrative expenses	238,755	880,947
Litigation expenses (Note 7)	-	58,975
Total operating expenses	238,755	939,922
Loss from operations	(238,755)	(927,922)
Other (income) expenses:
Loss on derivative instrument	-	90,000
Gain on disposal of equity method investment	(1,171,760)	-
Relief of indebtedness income	(1,697,024)	-
Interest expense	256,219	425,417
Total other (income) expenses	(2,612,565)	515,417
Income (loss) before income taxes	2,373,810	(1,443,339)
Provision for income tax	-	-
Net income (loss) before equity in net loss of equity method investees	2,373,810	(1,443,339)
Equity in net income (loss) of equity method investees	640	(161,046)
Income from (impairment of) equity method investee, NewStem	5,432	(1,628,657)
Net income (loss)	$2,379,882	$(3,233,042)

Basic and diluted net income (loss) per share:
Net income (loss) per share - basic	$0.05	$(0.07)
Weighted average number of shares outstanding – basic	$46,881,475	$46,881,475
Net income (loss) per share - diluted	$0.05	$(0.07)
Weighted average number of shares outstanding - diluted	$47,795,437	$46,881,475

The accompanying notes are an integral part of these financial statements.

NOVELSTEM INTERNATIONAL CORP.

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

					Number
			Additional		of		Total
	Number of	Common	Paid-In	Accumulated	Treasury	Treasury	Shareholders’
	Shares	Stock	Capital	Deficit	Shares	Stock	Equity

Balance, December 31, 2023	46,881,475	$468,815	$290,907,217	$(293,127,811)	3,435,197	$(199,754)	$(1,951,533)
Net loss	-	-	-	(3,233,042)	-	-	(3,233,042)
Stock issued	-	-	-	-	-	-	-
Stock-based compensation	-	-	40,200	-			40,200
Balance, December 31, 2024	46,881,475	468,815	290,947,417	(296,360,853)	3,435,197	(199,754)	(5,144,375)
Net income	-	-	-	2,379,882	-	-	2,379,882
Debt restructuring			614,000				614,000
Stock-based compensation	-	-	8,838	-	-	-	8,838
Balance, December 31, 2025	46,881,475	$468,815	$291,570,255	$(293,980,971)	3,435,197	$(199,754)	$(2,141,655)

The accompanying notes are an integral part of these financial statements.

NOVELSTEM INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$2,379,882	$(3,233,042)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Equity in net loss of equity method investees	-	161,046
Impairment loss, NewStem	-	1,628,657
Bad debt expense	-	500,000
Accretion of discount on note payable	60,417	177,768
Loss on derivative instrument	-	90,000
Gain on disposal of equity method investment	(1,171,760)	-
Relief of indebtedness income	(1,697,024)	-
Accrued interest added to short term notes payable	36,830	-
Accrued interest added to long-term notes payable	136,647	206,999
Accrued interest added to bridge loan payable	9,990	-
Accrued interest added to convertible debt	10,168	8,646
Stock-based compensation	8,838	40,200
Change in operating assets and liabilities:
Accounts receivable, administrative fees	10,500	(10,500)
Prepaid expenses	(181)	18,268
Accounts payable	48,060	113,641
Accrued expenses	-	26,353
Net cash used in operating activities	(167,633)	(271,964)

Cash flows from investing activities:
Loans made	-	(250,000)
Net cash used in investing activities	-	(250,000)

Cash flows from financing activities:
Proceeds from convertible debt	$-	$100,000
Proceeds from note payable, current	-	375,000
Proceeds from bridge loan payable	161,867	-
Net cash provided by financing activities	161,867	475,000

Net change in cash	(5,766)	(46,964)
Cash at the beginning of the year	6,099	53,063
Cash at the end of the year	$333	$6,099

Supplemental cash flow information:
Cash paid during the period for:
Interest	$2,166	$1,922
Supplemental Non-Cash Investing and Financing Activities:
Interest capitalized to notes payable	$36,000	$-
Settlement of long term notes payable	$2,997,025	$-
Settlement of derivative liability, net of interest	$614,000	$-

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

Going Concern, Liquidity and Management’s Plans

Since inception, the Company has accumulated a deficit of approximately $294,000,000. The accumulated deficit of the Company subsequent to its business focus shift and name change in September 2018 is approximately $7,300,000 which is comprised primarily of allocated losses from equity method investments and general and administrative costs incurred by the Company.

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

The Company has in place a finance agreement with two individuals who are shareholders and directors under which it borrowed $750,000 and an additional finance agreement with a shareholder under which it borrowed $300,000 for working capital needs (see Note 4). Additionally, the Company entered into additional finance agreements with unrelated parties in December 2023 and April 2024 under which it borrowed an additional $450,000 for working capital needs and to fund NewStem (see Note 4). All funds available pursuant to these agreements have been received. During the year ended December 31, 2025, the Company’s executive chairman advanced $161,867 to the Company as an interim bridge loan to fund ongoing expenses. The Company will need to obtain additional funds to continue operations for the next 12 months.

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

NOVELSTEM INTERNATIONAL CORP.

Notes to Financial Statements

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

When the Company’s carrying value in an equity method Investee company is reduced to zero, no further losses are recorded in the Company’s financial statements unless the Company guaranteed obligations of the Investee company or has committed additional funding. When the Investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

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

Reclassifications

Accrued interest of $30,903 has been reclassified from accrued expenses on the balance sheet to be presented as part of the related notes payable balance as of December 31, 2025.

NOVELSTEM INTERNATIONAL CORP.

Notes to Financial Statements

Derivative Financial Instruments

The Company had in place a financial instrument, in the form of a note payable, which included an identified embedded derivative in the form of a guarantee. The identified embedded derivative was bifurcated and accounted for separately. Such derivative financial instruments are measured at fair value at each financial statement reporting date. If the fair value of a financial liability (the derivative) exceeds the proceeds received for the issuance of a hybrid instrument in an arm’s length transaction with no rights or privileges that require separate accounting recognition as an asset identified, then the embedded derivative is recorded at fair value with the excess of fair value over proceeds recognized as a loss in earnings. During the year ended December 31, 2024, the Company recognized a loss on derivative financial instruments of $90,000. Proceeds from the note payable are shown as cash from financing instruments and the loss on derivative instrument is included as an adjustment to reconcile loss to net cash used in operating activities in the statements of cash flows for the years ended December 31, 2025 and 2024. The financial instrument was amended on May 16, 2025 to remove the guarantee and replace the guarantee with fixed interest of $36,000 through September 30, 2025. This amendment terminated the embedded derivative and pursuant to ASC 470 for troubled debt restructuring with a related party. The Company recognized a gain on derivative financial instruments of $650,000 net of interest expense of $36,000 as an equity transaction for troubled debt restructuring during the year ended December 31, 2025.

Treasury Stock

Shares of common stock repurchased are recorded at cost as treasury stock.

Stock-Based Compensation

The Company accounts for stock-based awards in accordance with applicable accounting principles, which require compensation expense related to share-based transactions to be measured and recognized in the financial statements based on a determination of the fair value of the stock options. The grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model. For all stock options, the Company recognizes expense on an accelerated basis over the requisite service period (generally the vesting period of the equity grant). The Company’s option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility, expected term, and forfeiture rate. Any changes in these highly subjective assumptions significantly impact stock-based compensation expense.

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

NOVELSTEM INTERNATIONAL CORP.

Notes to Financial Statements

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during the period, excluding treasury stock. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding plus the dilutive potential of common shares which would result from the exercise of stock options and warrants. The dilutive effects of stock options and warrants are excluded from the computation of diluted net income (loss) per share if the effect of doing so would be antidilutive.

The following data represents the amounts used in computing earnings per share and the effect on net income (loss) and the weighted average number of shares of dilutive potential common stock:

	Year Ended December 31,
	2025	2024

Net income (loss) available to common shareholders	$2,379,882	$(3,233,042)

Weighted average shares outstanding:
-Basic	46,881,475	46,881,475

Basic net income (loss) per share	$0.05	$(0.07)

Net income (loss) attributable to common shareholders	$2,379,882	$(3,233,042)
Effect of dilutive securities:
Convertible debt, interest	10,169	-

Net income (loss) attributable to common shareholders	$2,390,051	$(3,233,042)

Weighted average shares outstanding:
-Basic	46,881,475	46,881,475
Add: Convertible Debt	913,962	-
Add: Stock options	-	-
-Diluted	47,795,437	46,881,475

Diluted net income (loss) per share	$0.05	$(0.07)

NOVELSTEM INTERNATIONAL CORP.

Notes to Financial Statements

Common stock equivalents excluded from the computation of earnings per share for the years ended:

	Year Ended December 31,
	2025	2024
Warrants	-	3,000,000
Stock options	6,060,000	6,210,411
Convertible debt	-	827,323

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. The Company adopted ASU 2023-09 for the current year and has elected to apply the standard on a prospective basis.

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

NewStem was a development stage company which incurred losses since its inception and generated only minimal revenues under a licensing agreement. NewStem was liquidated in August 2025.

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

The Company assessed its investment in NewStem for impairment on an annual basis or more frequently if indicators of impairment exist. During the year ended December 31, 2024, indicators of impairment became evident due to the inability of NewStem to raise funds. Due to the inability to raise funds, NewStem was unable to continue operations and dissolved in August 2025. The intangible assets of NewStem, including license agreements, have reverted to the licensor, Yissum (the commercial division of Hebrew University). The Company has reached an agreement with Yissum regarding the potential monetization of these intangible assets which provides for the Company to receive up to $3,750,000 in the event of re-licensing or monetizing the licenses or related technology developed by NewStem. Due to the current uncertainty of the timing of recovery of any value from these intangible assets and the liquidation status of NewStem, the Company fully impaired the investment in NewStem and reduced the carrying value to zero ($0) at December 31, 2024. On August 14, 2025, the Company received $5,432 from NewStem upon the final closing of their accounts which was recorded as a reduction of the previously recognized impairment loss in the condensed statements of operations for the year ended December 31, 2025. In October 2025, the Company wrote off all asset accounts and the related impairment and ceased accounting for NewStem.

NOVELSTEM INTERNATIONAL CORP.

Notes to Financial Statements

During the year ended December 31, 2024, the Company recorded a reimbursement due to NewStem of approximately $42,000 for audit and accounting related costs which was offset against the note receivable from NewStem. No such reimbursements were made during the year ended December 31, 2025.

The following table represents the Company’s investment in NewStem:

	Year Ended December 31,
	2025	2024

Investment in NewStem, beginning	$-	$1,784,234
Allocation of net loss from NewStem	-	(155,577)
Investment in NewStem before impairment	-	1,628,657
Impairment loss recorded	-	(1,628,657)
Investment in NewStem, ending	$-	$-

The results of operations and financial position of the Company’s investment in NewStem are summarized below:

	Year Ended December 31,
	2025	2024
Condensed income statement information:
Net revenues	$-	$-
Gross margin	$-	$-
Net loss	$-	$(510,000)
Company’s allocation of net loss from NewStem	$-	$(155,577)

	As of December 31,
	2025	2024
Condensed balance sheet information:
Current assets	$-	$100,000
Non-current assets	$-	$2,000
Current liabilities	$-	$548,000
Non-current liabilities	$-	$-

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

NOVELSTEM INTERNATIONAL CORP.

Notes to Financial Statements

The Company accounted for its investment in NetCo under the equity method and recognized nominal royalties and administrative fees from this arrangement. The Company assessed its investment in NetCo for impairment on an annual basis or more frequently if indicators of impairment existed.

The following table represents the Company’s investment in NetCo:

	Year Ended December 31,
	2025	2024
Investment in NetCo, beginning	$128,240	$133,709
Allocation of net income (loss) from Netco	640	(5,469)
Distribution from NetCo	(640)	-
Sale of ownership interest in NetCo	(128,240)	-
Investment in NetCo, ending	$-	$128,240

The results of operations and financial position of the Company’s investment in NetCo are summarized below:

	Year Ended December 31,
	2025	2024
Condensed income statement information:
Net sales	$1,280	$1,479
Gross margin	$1,280	$1,362
Net income (loss)	$1,280	$(10,938)
Company’s allocation of net income (loss) from NetCo	$640	$(5,469)

	As of December 31,
	2025	2024
Condensed balance sheet information:
Current assets	$-	$1,305
Non-current assets	$-	$272,799
Current liabilities	$-	$10,748
Non-current liabilities	$-	$-

NOVELSTEM INTERNATIONAL CORP.

Notes to Financial Statements

NOTE 4—NOTES PAYABLE

In December 2023, the Company entered into two short term notes payable with unrelated parties, Hewlett Fund and AIGH Investment Partners, LLC. The notes are for $125,000 each, for a total of $250,000 in borrowings utilized for the funding of NewStem. The notes bear interest at 12% per annum and originally matured on December 21, 2024. The maturity date for both notes has been extended until June 30, 2026 at which time all principal and accrued interest are due and payable. The note agreements include a provision whereby, in the event of a capital raise transaction by the Company, the note holders would be entitled to participate in the transaction in an amount equal to 133% of the amounts owed on the note agreements at the closing of the transaction. Interest expense related to these notes was $36,830 and $30,082, respectively, for the years ended December 31, 2025 and 2024.

Long-term notes payable are summarized as follows:

	As of December 31,
	2025	2024
Notes payable related parties:
Notes payable director and Executive Chairman	$821,766	$821,766
Accrued interest added to note balance	129,208	38,392
Total notes payable director and Executive Chairman	950,974	860,158
Note payable shareholder, principal amount	300,000	300,000
Accrued interest added to note balance	44,431	-
Less unamortized discount	-	(60,417)
Total note payable shareholder	344,431	239,583
Note payable, litigation funding agreement:
Note payable Omni Bridgeway (Fund 4) Invt. 3 L.P.	-	2,819,196
Accrued interest added to agreement balance	-	140,429
Total note payable, litigation funding agreement	-	2,959,625
Total notes payable	1,295,405	4,059,366
Less current portion	(1,295,405)	(4,059,366)
Long-term notes payable	$-	$-

During the year ended December 31, 2022, the Company entered into note agreements with Jan Loeb, our Executive Chairman and Jerry Wolasky, a shareholder and member of the Board, to borrow up to an aggregate of $600,000 for working capital needs. The note agreements were amended in March 2024 to increase the total borrowing to $650,000 and extend the maturity date. The note agreements were refinanced in August 2024 providing for total borrowings of $750,000. The agreements provide for interest at a rate of 10% per annum and matured December 31, 2025. As of the date of financial statements, the full amount of $750,000 has been funded pursuant to these agreements and the maturity date has been extended to June 30, 2026. Interest expense related to these notes was $90,816 and $66,570, respectively, for the years ended December 31, 2025 and 2024.

On May 5, 2023, the Company entered into a long-term note payable with a shareholder for $300,000 in financing to be funded $150,000 at inception and $150,000 in October 2023. This note bore interest at zero percent (0%) and originally matured on May 5, 2025. The note included a guarantee which was identified as an embedded derivative with a fair value of a liability of $650,000 at December 31, 2024 which is reported separately on the balance sheet. The fair value of the note exceeded the proceeds, and the note was discounted at inception so that the net liability was the fair value of the derivative. Accretion of the note discount of $60,417 and $177,768, respectively, is included in interest expense in the statement of operations for the years ended December 31, 2025 and 2024. This note agreement was restructured during 2025 to provide for a fixed amount of interest in lieu of the guarantee. This amendment, which was determined to be accounted for pursuant to the provisions of ASC 470 for troubled debt restructurings with related parties, ended the discounting of the note and the separate recording of an embedded derivative, as the note now bears interest and contains no identifiable embedded derivative. As such, the relief of the guarantee was recorded as an adjustment to equity in the accompanying financial statements and interest expense of $36,000 was accrued and treated as a reduction to equity. Beginning October 1, 2025, the note began to bear interest at a rate of 10% per annum and $8,431 of interest expense was accrued during the year ended December 31, 2025. The note matures December 31, 2026.

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

During July 2023, the arbitration was settled. As a result of the ruling disclosed in Note 7, the liability became probable and reasonably estimable, and the Company recorded the full liability due to Omni as of December 31, 2023. This liability consists of expenses funded by Omni of $933,065, including $310,000 advanced for working capital, and related fees to Omni calculated as contractual multiples of funding totaling $1,886,131 for a total liability of $2,819,196. This agreement bore interest at 5% per annum beginning January 2024 and was payable in full on January 10, 2025. The Company accrued interest related to the Agreement of $37,400 and $140,429, respectively, during the years ended December 31, 2025 and 2024.

The Company began negotiations for settlement of this Agreement during 2024 and on May 9, 2025, the Company entered into a Settlement Agreement and Release with our JV partner in NetCo, C.P. Group, and Omni whereby our interest in NetCo was sold in exchange for funds of $1,300,000 which were paid directly to Omni by CP Group in full settlement and release of all liabilities related to the Litigation Funding Agreement. This transaction resulted in relief of indebtedness income of $1,697,024 during the year ended December 31, 2025.

Bridge Loan

In February 2025, Jan Loeb, Executive Chairman, began advancing funds to the Company for operating expenses in the form of an interim bridge loan until alternate funding sources can be found. The bridge loan matured December 31, 2025 and has been extended to June 30, 2026. The Company is accruing interest at 10% per annum for these advances. The total advanced during the year ended December 31, 2025 was $161,867. Interest expense related to these advances was $9,990, during the year ended December 31, 2025.

Convertible Debt

In April 2024, the Company borrowed $100,000 from unrelated parties pursuant to convertible debt agreements accounted for as debt. These agreements bear interest at 10% per annum and matured December 30, 2025. The maturity dates have been extended to June 30, 2026. The unpaid principal balance of these notes and any accrued interest may be converted into shares of the Company’s common stock at a conversion price of $0.13 per share. Interest accrued related to these agreements was $17,595 and $8,646, respectively, during the years ended December 31, 2025 and 2024.

NOTE 5—EQUITY

(a) General

At December 31, 2025 and 2024, the Company had issued 50,316,672 shares and had 46,881,475 shares of its common stock outstanding with a par value of $0.01 per share. Holders of outstanding common stock are entitled to receive dividends when, as and if declared by the Board, and to share ratably in the assets of the Company legally available for distribution in the event of liquidation, dissolution or winding up of the Company.

NOVELSTEM INTERNATIONAL CORP.

Notes to Financial Statements

(b) Summary Employee Option Information

The Company’s stock option plans provide for the grant to officers, directors, third party contractors and other future key employees of options to purchase shares of common stock. The purchase price may be paid in cash or at the end of the option term, if the option is “in-the-money”, it is automatically exercised “net”. In a net exercise of an option, the Company does not require a payment of the exercise price of the option from the optionee but reduces the number of shares of common stock issued upon the exercise of the option by the smallest number of whole shares that has an aggregate fair market value equal to or in excess of the aggregate exercise price for the option shares covered by the option exercised. Each option is exercisable to one share of the Company’s common stock. Most options expire within six years from the date of the grant and generally vest on the first anniversary date of their issuance. Pursuant to the Equity Incentive Plan approved by the Company’s board of directors on November 12, 2018, an aggregate of 6,360,000 options have been issued to directors and investor relations professionals of which 300,000 have expired and 6,060,000 remain outstanding.

The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the options issued (in weighted averages) during the year ended December 31, 2024:

Risk-free interest rate	4.3%
Expected term, in years	5.09
Expected volatility	116.9%
Expected dividend yield	0%
Determined weighted average grant date fair value per option	$0.06

No options were issued during the year ended December 31, 2025.

The expected term of the options represents an estimate of the length of time until the expected date of exercising the options. Options granted have a maximum life of 6 years. With respect to determining expected exercise behavior, the Company has grouped its option grants into certain groups in order to track exercise behavior and establish historical rates. The Company estimated volatility by considering historical stock volatility over the period since the Company’s shift in business focus to biotech. The risk-free interest rates are based on the U.S. Treasury yields for a period consistent with the expected term. The dividend yield of 0% is based on the Company’s history and expectation of dividend payout. The Company has not paid and does not anticipate paying dividends in the near future.

(c) Summary Option Information

A summary of the Company’s option plans as of December 31, 2025 and 2024, as well as changes during each of the years then ended, is presented below:

	Year Ended December 31,
	2025		2024
	Number	Weighted	Number	Weighted
	of	Average	of	Average
	Options	Exercise	Options	Exercise
	(in shares)	Price	(in shares)	Price
Outstanding at beginning of year	6,360,000	0.135	5,760,000	0.143
Granted	-	-	600,000	0.060
Forfeited or expired	(300,000)	0.100	-	-
Outstanding at end of year	6,060,000	0.137	6,360,000	0.135
Exercisable at end of year	6,060,000	0.137	5,760,000	0.135

Stock-based compensation expense was approximately $8,800 and $40,000 in the years ending December 31, 2025 and 2024, respectively.

NOVELSTEM INTERNATIONAL CORP.

Notes to Financial Statements

The total compensation cost related to non-vested awards not yet recognized was approximately $9,000 as of December 31, 2024.

(d) Warrants

The Company had issued warrants at exercise prices equal to or greater than market value of the Company’s common stock at the date of issuance. A summary of warrant activity follows:

	Year Ended December 31,
	2025		2024
	Number of	Weighted	Number	Weighted
	shares	Average	of	Average
	underlying	Exercise	Options	Exercise
	warrants	Price	(in shares)	Price
Outstanding at beginning of year	3,000,000	0.12	3,000,000	0.12
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(3,000,000)	0.12	-	-
Outstanding at end of year	-	-	3,000,000	0.12

The warrant agreements were amended on May 12, 2023 to extend the expiration date to June 28, 2025. The warrants outstanding at December 31, 2024 had a weighted average remaining contractual life of approximately six months, all warrants expired on June 28, 2025.

NOTE 6—INCOME TAXES

For the years ended December 31, 2025 and 2024, the Company incurred tax basis net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2025 and 2024, the Company had approximately $41,000,000 and $48,000,000, respectively of net operating losses subject to IRC Section 382 limitations, of which $13,600,000 and $10,600,000, respectively, were available for carryforward after the consideration of IRC Section 382 limitations. State of Florida net operating losses available for carryforward approximate the federal net operating loss carryforward amounts.

The federal and state net operating losses began expiring in 2021. Approximately $7,400,000 and $1,100,000, respectively of federal and state losses expired in December 2025, and approximately $5,000,000 and $300,000, respectively, of federal and state losses expired in December 2024. The Company has approximately $9,032,000 in federal and state losses that do not expire. The remaining losses expire from 2026 through 2036. The majority of these expiring losses are further limited by IRC section 382 as shown in the deferred tax table below. All such deferred tax assets have been offset with a full valuation allowance.

The composition of income (loss) before income taxes is as follows:

	Year Ended December 31,
	2025	2024
Domestic	$2,373,810	(1,443,339)

The Company’s income tax provision differs from the expense that would result from applying statutory rates to income before taxes.

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 2, Recently Adopted Accounting Standards, the reconciliation of taxes at the federal statutory rate to our provision for income tax for the year ended December 31, 2025 was as follows:

	Year Ended December 31,
	2025
	Amount	Tax Rate
Computed tax at the federal statutory rate of 21%	$498,500	21.00%
Increase (decrease) in income tax rate resulting from:
Nondeductible/nontaxable items
Stock compensation	1,856	0.00%
Interest, related party, note discount and limitation	53,806	2.00%
Loss on dissolution of equity method investment	(840,000)	(35.00)%
Other	(1,148)	0.00%
State income taxes, net of federal income tax benefit	103,261	4.00%
Net Operating Loss Expiration	1,545,358	65.00%
Permanent difference - relief of indebtedness income	(356,375)	(15.00)%
Change in federal valuation allowance	(1,005,258)	(42.00)%
Total provision for income tax	$-	0.00%

As previously disclosed for the year ended December 31, 2024, prior to the adoption of ASU No. 2023-09, reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2024
	Amount	Tax Rate
Computed tax at the federal statutory rate of 21%	(303,101)	21.00%
State income taxes, net of federal income tax benefit	(62,785)	4.35%
Foreign rate differential	(24,892)	1.72%
Change in federal valuation allowance	390,778	(27.07)%
Permanent difference - relief of indebtedness income	-	0.00%
Total provision for income tax	$-	0.00%

The Company has changed the calculation of income tax at the statutory rate based on net loss after losses from equity method investments of $3,233,042, as previously shown in our December 31, 2024 financial statements, to calculate income tax at the statutory rate based on net loss before income taxes, prior to the consideration of losses from equity method investments of $1,443,339.

NOVELSTEM INTERNATIONAL CORP.

Notes to Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets as of December 31, 2025 and 2024 consist of the following:

	As of December 31,
	2025	2024

Outside tax basis difference in equity investments	$-	$1,700,000
Federal and state net operating loss carryforwards available after consideration of IRC Section 382 limitations	3,610,354	2,801,830
General business credit	41,552	41,552
Related party interest and accretion of note discount	55,900	71,666
IRC Sec. 163(j) interest limitation	70,926	-
Loss on derivative instrument	-	92,750
Stock compensation	267,270	262,560
Total deferred tax assets	$4,046,002	$4,970,358
Federal and state net operating loss carryforwards subject to IRC Section 382 limitations	10,906,631	13,644,005
Less valuation allowance for net operating loss limitations	(10,906,631)	(13,644,005)
Valuation allowance	(4,046,002)	(4,968,553)
Subtotal deferred tax assets	-	1,805
Deferred tax liability, equity method basis difference	-	(1,805)
Net deferred tax assets	$-	$-

Management has evaluated all tax positions that could have a significant effect on the financial statements and determined the Company had no significant uncertain income tax positions at December 31, 2025 and 2024.

NOTE 7—COMMITMENTS AND CONTINGENCIES

The Company was the claimant in an arbitration proceeding against their 50% partner in NetCo. Arbitration proceedings concluded during 2022, and the arbitrator rendered a decision in July 2023. The arbitrator ruled against the Company on certain key issues of arbitration and in the Company’s favor on two key issues of arbitration.

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

To date in 2026, the Company borrowed additional funds totaling approximately $28,000 from the Executive Chairman pursuant to the interim bridge loan disclosed in Note 4.

 On March 13, 2026, the Company received $250,000 in exchange for 2,450,980.39 shares of common stock of the Company from an unrelated party.

(b)	Exhibits.

Exhibit Number	Description

3.1	Third Amended and Restated Articles of Incorporation December 1999 (1)

3.2	Articles of Amendment to Articles of Incorporation 2004 (1)

3.3	Articles of Amendment to Articles of Incorporation 2018 (1)

3.4	Bylaws (1)

3.5	Articles of Association of NewStem (1)

10.1	Equity Incentive Plan (1)

10.2	Joint Venture Agreement by and between the Company and NetCo (1)

10.3	Financing Agreement dated May 2022 (1)

10.4	Amendment to Financing Agreement dated July 2022 (1)

10.5	Promissory Note issued to Jan Loeb (1)

10.6	Promissory Note issued to Jerry Wolasky (1)

10.7	Form of NovelStem Subscription Agreement (1)

10.8	NewStem Share Purchase Agreement (1)

10.9	Redacted Litigation Funding Agreement with Omni Bridgeway (1)

10.10	Promissory Note issued to Stephen Gans (1)

10.11	1st Amendment to Promissory Note issued to Jan Loeb (1)

10.12	1st Amendment to Promissory Note issued to Jerry Wolasky (1)

10.13	1st Amendment to Promissory Note issued to Stephen Gans (1)

10.14	Bridge Note issued to Jan Loeb (1)

10.15	2nd Amendment to Promissory Note issued to Stephen Gans (1)

10.16	Certification of Principal Executive Officer and Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

10.17	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

10.18	Certification of Principal Executive Officer and Executive Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.19	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Previously filed.

Item 16. Form 10–K Summary.

Not applicable

27

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 2026.

NovelStem International Corp.

By:	/s/ Jan H Loeb
Jan H. Loeb
President and Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jan H. Loeb	President and Executive Chairman	March 25, 2026
Jan H. Loeb

/s/ Christine Jenkins	Vice President and Chief Financial Officer	March 25, 2026
Christine Jenkins

/s/ Mitchell Rubenstein	Director	March 25, 2026
Mitchell Rubenstein

/s/ Eric Richman	Director	March 25, 2026
Eric Richman

/s/ David Seltzer	Director	March 25, 2026
David Seltzer

/s/ Jerry Wolasky	Director	March 25, 2026
Jerry Wolasky

/s/ Tracy Clifford	Director	March 25, 2026
Tracy Clifford

28