Form 10-Q
period 2026-03-31
NovelStem International Corp.
filed 2026-05-15
CIK 912544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2026
Common Stock, $0.01 par value per share	49,332,455

NOVELSTEM INTERNATIONAL CORP.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended March 31, 2026

PART I

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOVELSTEM INTERNATIONAL CORP.

CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025

ASSETS
Current assets:
Cash	$89,850	$333
Prepaid expenses	11,062	15,453
Total current assets	100,912	15,786
Total assets	$100,912	$15,786

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$78,389	$215,958
Accrued expenses	37,673	37,673
Notes payable, including accrued interest	327,266	317,734
Current portion of long-term notes payable, including accrued interest	1,328,061	1,295,405
Bridge loan payable, related party, including accrued interest	154,389	171,857
Convertible debt, including accrued interest	121,810	118,814
Total liabilities	2,047,588	2,157,441
Commitments and contingencies (see Note 7)
Shareholders’ equity (deficit):
Common stock, $.01 par value, 100,000,000 shares authorized,
52,767,652 and 50,316,672 shares issued at March 31, 2026 and
December 31, 2025, respectively, and 49,332,455 and 46,881,475 shares
outstanding at March 31, 2026 and December 31, 2025, respectively	493,325	468,815
Additional paid-in capital	291,795,745	291,570,255
Accumulated deficit	(294,035,992)	(293,980,971)
Treasury stock, at cost, 3,435,197 shares at March 31, 2026
and December 31, 2025	(199,754)	(199,754)
Total shareholders’ equity (deficit)	(1,946,676)	(2,141,655)
Total liabilities and shareholders’ equity (deficit)	$100,912	$15,786

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOVELSTEM INTERNATIONAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
General and administrative expenses	$4,953	$94,574
Total operating expenses	4,953	94,574
Loss from operations	(4,953)	(94,574)
Other expenses:
Interest expense	50,068	112,642
Total other expenses	50,068	112,642
Loss before income taxes	(55,021)	(207,216)
Provision for income tax	-	-
Net loss	$(55,021)	$(207,216)

Basic and diluted net income (loss) per share:
Net income (loss) per share - basic	$0.00	$0.00
Weighted average number of shares outstanding – basic	47,384,437	46,881,475
Net income (loss) per share - diluted	$0.00	$0.00
Weighted average number of shares outstanding - diluted	47,384,437	46,881,475

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOVELSTEM INTERNATIONAL CORP.

CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

For the Three Months Ended March 31, 2026:

	Number of	Common	Additional Paid-In	Accumulated	Number of Treasury	Treasury	Total Shareholders’
	Shares	Stock	Capital	Deficit	Shares	Stock	Deficit

Balance, January 1, 2026	46,881,475	$468,815	$291,570,255	$(293,980,971)	3,435,197	$(199,754)	$(2,141,655)
Net loss	-	-	-	(55,021)	-	-	(55,021)
Stock issued	2,450,980	$24,510	$225,490	$-	-	$-	$250,000
Balance, March 31, 2026	49,332,455	$493,325	$291,795,745	$(294,035,992)	3,435,197	$(199,754)	$(1,946,676)

For the Three Months Ended March 31, 2025:

	Number of	Common	Additional Paid-In	Accumulated	Number of Treasury	Treasury	Total Shareholders’
	Shares	Stock	Capital	Deficit	Shares	Stock	Deficit

Balance, January 1, 2025	46,881,475	$468,815	$290,947,417	$(296,360,853)	3,435,197	$(199,754)	$(5,144,375)
Net loss	-	-	-	(207,216)	-	-	(207,216)
Stock-based compensation	-	-	8,741	-	-	-	8,741
Balance, March 31, 2025	46,881,475	$468,815	$290,956,158	$(296,568,069)	3,435,197	$(199,754)	$(5,342,850)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOVELSTEM INTERNATIONAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025

Cash flows from operating activities:
Net loss	$(55,021)	$(207,216)
Adjustments to reconcile net loss to cash used in operating activities:
Accretion of discount on note payable	-	43,648
Accrued interest added to notes payable and convertible debt	49,468	68,448
Stock-based compensation	-	8,741
Change in operating assets and liabilities:
Accounts receivable, administrative fees	-	10,500
Prepaid expenses	4,391	(3,074)
Accounts payable	(137,569)	35,255
Accrued expenses	-	-
Net cash used in operating activities	(138,731)	(43,698)

Cash flows from financing activities:
Proceeds from issuances of short term notes payable	$28,248	$41,000
Principal payments, short term notes payable	(50,000)	-
Proceeds from sale of common stock	250,000	-
Net cash provided by financing activities	228,248	41,000

Net change in cash	89,517	(2,698)
Cash at the beginning of the period	333	6,099
Cash at the end of the period	$89,850	$3,401

Supplemental cash flow information:
Cash paid during the period for:
Interest	$601	$547
Supplemental Non-Cash Investing and Financing Activities:
Interest added to notes payable and convertible debt	$49,468	$68,448
Noncash settlement of accounts payable	$(67,500)	$-

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

NewStem focused on the development and commercialization of diagnostic technology that can predict patients’ anti-cancer drug resistance, allowing for targeted cancer treatments and the potential to reduce resistance to chemotherapy. NewStem was liquidated in August 2025 at which time its intangible assets, primarily in the form of licensing agreements, reverted to the original license holder. The Company retains a right to income from these license agreements.

NetCo is a legacy media business interest which owns “Net Force”, a book publishing franchise.

Going Concern, Liquidity and Management’s Plans

Since inception, the Company has accumulated a deficit of approximately $294,000,000. The accumulated deficit of the Company subsequent to its business focus shift and name change in September 2018 is approximately $7,355,000 which is comprised primarily of allocated losses from equity method investments and general and administrative costs incurred by the Company.

The Company will need to obtain additional funds to continue its operations. Management’s plans with regard to these matters include additional financing and fundraising as well as monetization of the right to intangible assets held from NewStem as well as potential merger or buyout transactions. Specifically, the Company sold its interest in NetCo to its joint venture partner in a transaction that satisfied the related debt (litigation funding agreement). Also, the Company is working with former NewStem management to monetize the technology of NewStem and has an agreement in place to receive up to $3,750,000 of any monetization of these licenses and related intangible assets. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient cash from financing on terms acceptable to the Company, or that the Company will realize any value from the retained interest in intangible assets or technology of NewStem, which was liquidated in August 2025 (see Note 3).

The Company has in place a finance agreement with two individuals who are shareholders and directors under which it borrowed $750,000 and an additional finance agreement with a shareholder under which it borrowed $300,000 for working capital needs (see Note 4). Additionally, the Company entered into additional finance agreements with unrelated parties in December 2023 and April 2024 under which it borrowed an additional $450,000 for working capital needs and to fund NewStem (see Note 4). All funds available pursuant to these agreements have been received. During the three months ended March 31, 2026 and the year ended December 31, 2025, the Company’s Executive Chairman advanced a net amount of approximately $140,000 to the Company as an interim bridge loan to fund ongoing expenses. The Company will need to obtain additional funds to continue operations for the next 12 months.

On May 9, 2025, the Company entered into a Settlement Agreement and Release whereby the investment in NetCo was monetized to settle the litigation funding liability to Omni Bridgeway in full. See Note 8.

On March 13, 2026, the Company received $250,000 in exchange for 2,450,980.39 shares of common stock from an unrelated party.

As of the date of this filing, the Company is in negotiations with all debt holders to convert their debt to equity in the Company.

In view of the matters described above, the Company’s ability to meet financing requirements is dependent upon the ability to complete additional fundraising or obtain additional financing, and/or monetize the rights to intangible assets from NewStem. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

The accompanying unaudited condensed financial statements and related disclosures have been prepared with the presumption that users of the unaudited condensed financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K, which was filed with the United States Securities and Exchange Commission (“SEC”) on March 26, 2026, from which the Company derived the balance sheet data at December 31, 2025.

Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Company’s Form 10K filed with the Securities and Exchange Commission on March 26, 2026 for the years ended December 31, 2025 and 2024.

Equity Investments

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors, including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee company. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s balance sheets or statements of operations; however, the Company’s share of the earnings or losses of the investee company would be reflected in the caption “Equity in net income (loss) of investee company” in the statements of operations. The Company’s carrying value in an equity method investee company is reflected in the caption “Investment in Investee company” in the Company’s Balance Sheets.

The Company reviewed equity investments for impairment on an annual basis, or earlier if events or changes in circumstances indicate that the carrying amounts might not be recoverable.

The Company held a minority investment in an entity, NewStem, which was accounted for pursuant to the equity method of accounting. NewStem was liquidated in August 2025.

Additionally, until May 9, 2025 the Company was a 50% joint venture partner in NetCo which was accounted for pursuant to the equity method of accounting. See Note 3.

Basic and Diluted Net Loss Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during the period, excluding treasury stock. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares outstanding plus the dilutive potential of common shares which would result from the exercise of stock options and warrants or the conversion of debt. The dilutive effects of stock options and warrants are excluded from the computation of diluted net income (loss) per share if the effect of doing so would be antidilutive.

The following data represents the amounts used in computing earnings per share and the effect on loss and the weighted average number of shares of dilutive potential common stock (unaudited):

	Three Months Ended March 31,
	2026	2025
Net loss available to common shareholders	$(55,021)	$(207,216)

Weighted average shares outstanding:
-Basic	47,384,437	46,881,475

Basic net income (loss) per share	$0.00	$0.00

Net income (loss) attributable to common shareholders	$(55,021)	$(207,216)
Effect of dilutive securities:
Convertible debt, interest	-	-

Net income (loss) attributable to common shareholders	$(55,021)	$(207,216)

Weighted average shares outstanding:
-Basic	47,384,437	46,881,475
Add: Convertible debt	-	-
Add: Stock options	-	-
-Diluted	47,384,437	46,881,475

Diluted net loss per share	$0.00	$0.00

Options and warrants excluded from the computation of earnings per share (unaudited):

	Three Months Ended March 31,
	2026	2025
Warrants	-	3,000,000
Convertible debt	937,000	858,493
Stock options	6,060,000	6,360,000

NOTE 3—EQUITY METHOD INVESTMENTS

Investment in NewStem

The Company held a 31% interest in NewStem until its liquidation in August 2025.

The Company accounted for its investment in NewStem under the equity method. NewStem was a development stage company which incurred losses from inception and generated only minimal revenues under a licensing agreement.

The Company assessed its investment in NewStem for impairment on an annual basis or more frequently if indicators of impairment existed. During the year ended December 31, 2024, indicators of impairment became evident due to the inability of NewStem to raise funds. Due to the inability to raise funds, NewStem was unable to continue operations and was liquidated. The intangible assets of NewStem, including license agreements (the “License”), have reverted to the licensor, Yissum (the commercial division of Hebrew University). The Company has reached an agreement with Yissum regarding the potential monetization of these intangible assets which provides for funds to be received by the Company in the event of re-licensing or monetizing the licenses or related technology developed by NewStem. Due to the current uncertainty of the recovery of any value from these intangible assets and the liquidation status of NewStem, the Company fully impaired the investment in NewStem during the year ended December 31, 2024. On August 14, 2025, the Company received $5,432 from NewStem upon the final closing of their accounts and in October 2025, the Company wrote off all asset accounts and the related impairment and ceased accounting for NewStem.

Investment in NetCo

As of March 31, 2025, NovelStem owned a 50% interest in NetCo, a joint venture that owns the Net Force publishing franchise. On May 9, 2025, the Company entered into a Settlement Agreement and Release whereby the investment in NetCo was sold to the Company’s JV partner for $1,300,000 to settle the related litigation funding liability to Omni Bridgeway in full. This transaction was fully consummated as funds were received by Omni Bridgeway from CP Partners pursuant to the terms of the agreement.

The following table represents the Company’s investment in NetCo:

	Three Months Ended March 31, 2026	Year Ended December 31, 2025
	(Unaudited)
Investment in NetCo, beginning	$-	$128,240
Allocation of net income (loss) from NetCo	-	640
Distribution from NetCo	-	(640)
Sale of ownership interest in NetCo	-	(128,240)
Investment in NetCo, ending	$-	$-

The results of operations of the Company’s investment in NetCo is summarized below (unaudited):

	Three Months Ended March 31,
	2026	2025
Condensed income statement information:
Net sales	$-	$-
Gross margin	$-	$(79)
Net loss	$-	$(154)
Company’s allocation of net loss from NetCo	$-	$(77)

The Company did not record the allocated loss of $77 during the three months ended March 31, 2025 due to the immateriality of the amount and the sale of our interest in NetCo for $1,300,000 and dissolution of the joint venture.

NOTE 4—NOTES PAYABLE

In December 2023, the Company entered into two short-term notes payable with unrelated parties, Hewlett Fund and AIGH Investment Partners, LLC. The notes are for $125,000 each, for a total of $250,000 in borrowings utilized for the funding of NewStem. The notes bear interest at 12% per annum and originally matured on December 21, 2024. The maturity date for both notes has been extended until June 30, 2026 at which time all principal and accrued interest are due and payable. The note agreements include a provision whereby, in the event of a capital raise transaction by the Company, the note holders would be entitled to participate in the transaction in an amount equal to 133% of the amounts owed on the note agreements at the closing of the transaction. Interest expense related to these notes was $9,532 and $7,397, respectively, for the three months ended March 31, 2026 and 2025.

Long-term notes payable are summarized as follows:

	As of
	March 31, 2026	December 31, 2025
	(Unaudited)
Notes payable related parties:
Notes payable director and Executive Chairman	$821,766	$821,766
Accrued interest added to note balance	153,181	129,208
Total notes payable director and Executive Chairman	974,947	950,974
Note payable shareholder, principal amount	300,000	300,000
Accrued interest added to note balance	53,114	44,431
Total note payable shareholder	353,114	344,431
Total notes payable	1,328,061	1,295,405
Less current portion	(1,328,061)	(1,295,405)
Long-term notes payable	$-	$-

In May 2022, the Company entered into note agreements with Jan Loeb, our Executive Chairman and Jerry Wolasky, a shareholder and member of the Board, to borrow up to an aggregate of $600,000 for working capital needs. The note agreements were amended in March 2024 to increase the total borrowing to $650,000 and extend the maturity date. The note agreements were refinanced in August 2024 providing for total borrowings of $750,000. The agreements provide for interest at a rate of 10% per annum and matured December 31, 2025. As of the date of these financial statements, the full amount of $750,000 has been funded pursuant to these agreements and the maturity dates have been extended to June 30, 2026. Interest expense related to these agreements was $23,973 and $20,263 for the three months ended March 31, 2026 and 2025, respectively.

On May 5, 2023, the Company entered into a long-term note payable with a shareholder for $300,000 in financing to be funded $150,000 at inception and $150,000 in October 2023. This note bore interest at zero percent (0%) and originally matured on May 5, 2025. The note included a guarantee which was identified as an embedded derivative with a fair value of a liability of $650,000 on March 31, 2025 which was reported separately on the balance sheet. The fair value of the note exceeded the proceeds, and the note was discounted at inception so that the net liability was the fair value of the derivative. Accretion of the note discount of $43,648 has been reflected as part of interest expense in the statement of operations for three months ended March 31, 2025. This note agreement was amended in May 2025 to provide for a fixed amount of interest of $36,000 in lieu of the guarantee. This amendment, which was determined to be accounted for pursuant to the provisions of ASC 470 for troubled debt restructurings with related parties, ended the discounting of the note and the separate recording of an embedded derivative, as the note now bears interest and contains no identifiable embedded derivative. As such, the relief of the guarantee was recorded as an adjustment to equity and interest expense of $36,000 was accrued and treated as a reduction to equity. Beginning October 1, 2025, the note began to bear interest at a rate of 10% per annum. The note matures on December 31, 2026. Interest expense related to this note was $8,683 for the three months ended March 31, 2026.

Note Payable Litigation Funding Agreement

On February 11, 2022, the Company entered into a nonrecourse litigation funding agreement (the “Agreement”) with Omni Bridgeway (Fund 4) Invt. 3 L.P. (“Omni”) related to a previously settled arbitration. The Agreement provided for Omni to fund all costs related to the arbitration up to $1,000,000 in exchange for an assignment of a certain portion of rights to and interest in claims related to this arbitration. The agreement provided for specific calculations of the portion of any claims collected to be received by Omni with the remainder collectible by the Company. Additionally, the agreement provided for repayment of funded costs pursuant to the same multiple calculations in the event of a favorable outcome that does not include the collection of claims.

During July 2023, the arbitration was settled. As a result of the ruling, the liability became probable and reasonably estimable, and the Company recorded the full liability due to Omni as of December 31, 2023. This liability consisted of expenses funded by Omni of $933,065, including $310,000 advanced for working capital, and related fees or investment return to Omni calculated as contractual multiples of funding totaling $1,886,131 for a total liability of $2,819,196. This agreement bore interest at 5% per annum beginning January 2024 and was payable in full on January 10, 2025. The Company accrued interest related to the Agreement of $37,400 during the three months ended March 31, 2025.

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

Bridge Loan

 In February 2025, Jan Loeb, Executive Chairman, began advancing funds to the Company for operating expenses in the form of an interim bridge loan until alternate funding sources can be found. The bridge loan matured on December 31, 2025 and has been extended to June 30, 2026. The Company is accruing interest at 10% per annum for these advances. The total advanced during the three months ended March 31, 2026 and 2025 was $28,248 and $41,000, respectively. Additionally, $50,000 was repaid during the three months ended March 31, 2026. Interest expense related to these advances was $4,284 and $430, respectively, during the three months ended March 31, 2026 and 2025.

Convertible Debt

In April 2024, the Company borrowed $100,000 from unrelated parties pursuant to convertible debt agreements accounted for as debt. These agreements bear interest at 10% per annum and matured on December 30, 2025. The maturity dates have been extended to June 30, 2026. The unpaid principal balance of these notes and any accrued interest may be converted into shares of the Company’s common stock at a conversion price of $0.13 per share. Interest accrued related to these agreements was $2,995 and $2,958, respectively, during the three months ended March 31, 2026 and 2025.

NOTE 5—EQUITY

(a) General

At March 31, 2026 the Company had issued 52,767,652 shares and had outstanding 49,332,455 shares of its stock outstanding with a par value of $0.01 per share.

At December 31, 2025 the Company had issued 50,316,672 shares and had 46,881,475 shares of its common stock outstanding with a par value of $0.01 per share.

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

No options were issued during the three months ended March 31, 2026 and 2025.

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

(c) Summary Option Information

A summary of the Company’s option plans for the three months ended March 31, 2026, is presented below (unaudited):

	Number	Weighted
	of	Average
	Options	Exercise
	(in shares)	Price
Outstanding, December 31, 2025	6,060,000	$0.137
Granted	-	-
Outstanding, March 31, 2026	6,060,000	$0.137
Exercisable, March 31, 2026	6,060,000	$0.137

Stock-based compensation expense was approximately $9,000 in the three months ended March 31, 2025. There was no such stock-based compensation expense during the three months ended March 31, 2026.

(d) Warrants

The Company had issued warrants at exercise prices equal to or greater than the market value of the Company’s common stock at the date of issuance. All warrants expired on June 28, 2025.

NOTE 6—INCOME TAXES

The Company’s income tax expense and effective tax rates for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Loss before income taxes	$(55,021)	(207,216)
Income tax expense	-	-
Effective tax rate	0.00%	0.00%

The Company’s income tax provision differs from the expense that would result from applying statutory rates to income (loss) before taxes. A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows (unaudited):

	Three Months Ended March 31,
	2026		2025
	Amount	Tax Rate	Amount	Tax Rate
Computed tax at the federal statutory rate of 21%	$(11,554)	21.00%	$(43,515)	21.00%
Increase (decrease) in income tax rate resulting from:
Nondeductible/nontaxable items
Interest- related party, note discount and limitation	10,514	(19.11)%	-	0.00%
State income taxes, net of federal income tax benefit	(2,393)	4.35%	(9,004)	4.35%
Change in federal valuation allowance	3,433	(6.24)%	52,519	(25.35)%
Total provision for income tax	$-	0.00%	$-	0.00%

NOTE 7—SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date these financial statements were available to be issued and filed with the SEC.

NOVELSTEM INTERNATIONAL CORP.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a development stage company and reported net losses of approximately $55,000 and $207,000 for the three months ended March 31, 2026 and 2025, respectively. We had current assets of approximately $101,000 and current liabilities of $2,048,000 as of March 31, 2026. As of December 31, 2025, our current assets and current liabilities were approximately $16,000 and $2,157,000, respectively. The increase in current assets is due to the sale of equity securities during the three months ended March 31, 2026. The decrease in current liabilities is primarily due to the reduction of accounts payable and the repayment of $50,000 on short-term borrowings as offset by interest accrued on debt and advances on short-term borrowings to fund operating expenses.

We have prepared our financial statements for the three months ended March 31, 2026, assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our shareholders as well as Yissum’s ability to successfully commercialize the License. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions, and related party debt as well as debt from unrelated parties. During 2025 we entered into a bridge loan agreement with our Executive Chairman to obtain funding for current operating expenses and in March 2026 we issued common stock in exchange for $250,000 in a private transaction.

RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto and other financial information appearing elsewhere in this Form 10-Q. In the discussion below, general and administrative expenses are referred to as “G&A expenses”.

	Three Months Ended March 31,
	2026	2025	Change
Operating expenses:
G&A expenses	4,953	94,574	(89,621)
Total operating expenses	4,953	94,574	(89,621)
Loss from operations	(4,953)	(94,574)	89,621
Other expenses:
Interest expense	50,068	112,642	(62,574)
Total other expenses	50,068	112,642	(62,574)
Net loss	$(55,021)	$(207,216)	$152,195

We are a holding company whose primary asset currently is our right to the monetization of the former NewStem license now held by Yissum. We currently conduct no other business and as a result, we have no operating revenue or cost of revenue.

The Company incurs general and administrative (“G&A”) expenses primarily related to professional fees, insurance and stock-based compensation. We incurred G&A expenses of approximately $5,000 and $95,000 for the three months ended March 31, 2026 and 2025, respectively. Specifically, professional fees decreased by approximately $69,000 in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to a decrease in accounting fees of approximately $4,100 and the write off of approximately $67,500 in prior years legal fees due to the settlement of outstanding fees at a discount, netted with an increase in audit fees of approximately $1,600 combined with other increases of approximately $1,000. We incurred a bad debt expense during the three months ended March 31, 2025 of approximately $9,500 for the write off of uncollectible administrative fees. We had reductions in stock compensation of approximately $8,700 as no options were issued during 2025 and previously issued stock options were fully expensed during 2025. Other miscellaneous G&A expenses decreased by approximately $2,000.

Interest expense decreased by approximately $63,000 in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 primarily due to the settlement of the litigation funding agreement on May 9, 2025.

The Company has recorded no income tax expense as we have incurred operating losses and all deferred tax assets are fully offset by an income tax valuation allowance.

Liquidity and Capital Resources

We have not paid dividends on our common stock since our name change and business focus shift in 2018. Our present policy is to apply cash to debt service, acquisitions or expansion; consequently, we do not expect to pay dividends on common stock in the foreseeable future.

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

The Company has in place note agreements entered into during 2022 with Jan Loeb, our Executive Chairman and Jerry Wolasky, a member of the Board, to borrow up to an aggregate of $750,000 for working capital needs. The agreements provide for interest at a rate of 10% per annum and mature June 30, 2026. As of the date of this Quarterly Report, the full amount of $750,000 has been funded pursuant to these agreements.

During the year ended December 31, 2023, the Company entered into a note agreement with a shareholder to borrow $300,000 for continued working capital. This note bore interest at zero percent (0%) and matured on May 5, 2025. The note included a guarantee which was identified as an embedded derivative with a fair value of a liability of $650,000 at March 31, 2025. This note was amended in May 2025 to provide for fixed interest, remove the guarantee and extend the maturity date to September 30, 2025. This note was amended for a second time in October 2025 to extend the maturity date to December 31, 2026.

In December 2023, the Company entered into two short-term notes payable with unrelated parties for a total of $250,000 in borrowings utilized for the funding of NewStem. The notes bear interest at 12% per annum and mature June 30, 2026 at which time all principal and accrued interest are due and payable. The note agreements include a provision whereby, in the event of a capital raise transaction by the Company, the note holders would be entitled to participate in the transaction in an amount equal to 133% of the amounts owed on the note agreements at the closing of the transaction.

In April 2024, the Company borrowed $100,000 from unrelated parties pursuant to convertible debt agreements accounted for as debt. The notes bear interest at 10% per annum and mature June 30, 2026.

In February 2025, the Company entered into a bridge loan agreement with the Executive Chairman to fund working capital until such time as additional funding can be obtained. Advances from on this note were approximately $28,000 and $41,000 during the three months ended March 31, 2026 and 2025, respectively. The Company repaid $50,000 on this note during the three months ended March 31, 2026. The note bears interest at 10% per annum and matures June 30, 2026

On May 9, 2025 the Company sold its interest in NetCo to its JV partner for $1,300,000 which was paid directly to Omni Bridgeway in full settlement of all liabilities related to the litigation funding agreement totaling $2,959,625.

On March 13, 2026, the Company received $250,000 in exchange for 2,450,980.39 shares of common stock from an unrelated party.

Net Cash Used In Operating Activities.

For the three months ended March 31, 2026, net cash used in operating activities was approximately $139,000, which consisted primarily of a net loss of approximately $55,000, offset by interest added to notes payable of approximately $49,000. Additionally, cash was used in operations related to a decrease in accounts payable of approximately $137,000 offset by a decrease in current assets of approximately $4,000.

For the three months ended March 31, 2025, net cash used in operating activities was approximately $44,000, which consisted primarily of a net loss of approximately $207,000, offset by accretion of discount on notes payable of approximately $43,000, stock-based compensation of approximately $9,000 and interest added to notes payable of approximately $68,000. Additionally, cash was used in operations related to an increase in current assets of approximately $8,000 and a net increase in total accrued liabilities and accounts payables of approximately $35,000.

Net Cash Used In Investing Activities.

No net cash was used in investing activities during the three months ended March 31, 2026 and 2025.

Net Cash Provided By Financing Activities.

For the three months ended March 31, 2026, net cash provided by financing activities was $228,000, consisting of short-term borrowings from the Executive Chairman of approximately $28,000, proceeds from the issuance of common stock of $250,000 offset by repayment of $50,000 in short-term borrowings from the Executive Chairman.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. We have re-evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of March 31, 2026 and we concluded there was a material weakness in the design of our internal control over financial reporting as it relates to insufficient resources to employ proper segregation of duties over the processing of transactions and financial reporting.

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

PART II

ITEM 1.	LEGAL PROCEEDINGS

The Company had no legal proceedings during the reporting period.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

#10.15	Loan Extension Bridge Note to Jan Loeb
#10.16	Loan Extension Related Party Note to Jan Loeb
#10.17	Loan Extension Related Party Note to Jerry Wolasky
#31.1	Certification of Principal Executive Officer and Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#32.1	Certification of Principal Executive Officer and Executive Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

104 Cover Page Interactive Data File (embedded within the Inline XBRL document).

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVELSTEM INTERNATIONAL CORP.

Date: May 15, 2026	By:	/s/ Jan Loeb
	Name:	Jan Loeb
	Title:	Executive Chairman

