Form 10-Q
period 2026-06-30
NovelStem International Corp.
filed 2026-08-14
CIK 912544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2026
Common Stock, $0.01 par value per share	49,332,455

NOVELSTEM INTERNATIONAL CORP.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended June 30, 2026

PART I

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOVELSTEM INTERNATIONAL CORP.

CONDENSED BALANCE SHEETS

	As of
	June 30	December 31,
	2026	2025
	(Unaudited)

ASSETS
Current assets:
Cash	$56,235	$333
Prepaid expenses	8,452	15,453
Total current assets	64,687	15,786
Total assets	$64,687	$15,786

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$77,700	$215,958
Accrued expenses	37,673	37,673
Notes payable, including accrued interest	337,084	317,734
Notes payable related parties, including accrued interest	1,361,540	1,295,405
Bridge loan payable, related party, including accrued interest	158,281	171,857
Convertible debt, including accrued interest	124,880	118,814
Total current liabilities	2,097,158	2,157,441
Total liabilities	2,097,158	2,157,441
Commitments and contingencies (See Note 7)
Shareholders’ deficit:
Common stock, $.01 par value, 100,000,000 shares authorized, 52,767,652 and 50,316,672 shares issued at June 30, 2026 and December 31, 2025, respectively, and 49,332,455 and 46,881,475 shares outstanding at June 30, 2026 and December 31, 2025, respectively	493,325	468,815
Additional paid-in capital	291,795,745	291,570,255
Accumulated deficit	(294,121,787)	(293,980,971)
Treasury stock, at cost, 3,435,197 shares at June 30, 2026 and December 31, 2025	(199,754)	(199,754)
Total shareholders’ deficit	(2,032,471)	(2,141,655)
Total liabilities and shareholders’ deficit	$64,687	$15,786

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOVELSTEM INTERNATIONAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Operating expenses:
General and administrative expenses	39,888	158,537	34,935	63,964
Total operating expenses	39,888	158,537	34,935	63,964
Loss from operations	(39,888)	(158,537)	(34,935)	(63,964)
Other (income) expenses:
Gain on disposal of equity method investment	-	(1,171,760)	-	(1,171,760)
Relief of indebtedness income	-	(1,697,024)	-	(1,697,024)
Interest expense	100,928	163,962	50,860	51,319
Total other (income) expenses	100,928	(2,704,822)	50,860	(2,817,465)
Income (loss) before income taxes	(140,816)	2,546,285	(85,795)	2,753,501
Provision for income tax	-	-	-	-
Income (loss) before equity in net income (loss) of equity method investees	(140,816)	2,546,285	(85,795)	2,753,501
Equity in net income (loss) of equity method investees	-	340	-	340
Net income (loss)	$(140,816)	$2,546,625	$(85,795)	$2,753,841

Basic and diluted net income (loss) per share:
Net income (loss) per share - basic	$(0.00)	$0.05	$(0.00)	$0.06
Weighted average number of shares outstanding - basic	48,371,021	46,881,475	49,332,455	46,881,475
Net income (loss) per share - diluted	$(0.00)	$0.05	$(0.00)	$0.06
Weighted average number of shares outstanding - diluted	48,371,021	47,762,983	49,332,455	47,765,983

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOVELSTEM INTERNATIONAL CORP.

CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

For the Six Months Ended June 30, 2026:

			Additional		Number of		Total
	Number of	Common	Paid-In	Accumulated	Treasury	Treasury	Shareholders’
	Shares	Stock	Capital	Deficit	Shares	Stock	Deficit

Balance, January 1, 2026	46,881,475	$468,815	$291,570,255	$(293,980,971)	3,435,197	$(199,754)	$(2,141,655)
Net loss	-	-	-	(55,021)	-	-	(55,021)
Stock issued	2,450,980	24,510	225,490	-	-	-	250,000
Balance, March 31, 2026	49,332,455	$493,325	$291,795,745	$(294,035,992)	3,435,197	$(199,754)	$(1,946,676)
Net loss	-	-	-	(85,795)	-	-	(85,795)
Balance, June 30, 2026	49,332,455	$493,325	$291,795,745	$(294,121,787)	3,435,197	$(199,754)	$(2,032,471)

For the Six Months Ended June 30, 2025:

			Additional		Number of		Total
	Number of	Common	Paid-In	Accumulated	Treasury	Treasury	Shareholders’
	Shares	Stock	Capital	Deficit	Shares	Stock	Deficit

Balance, January 1, 2025	46,881,475	$468,815	$290,947,417	$(296,360,853)	3,435,197	$(199,754)	$(5,144,375)
Net loss	-	-	-	(207,216)	-	-	(207,216)
Stock-based compensation	-	-	8,741	-	-	-	8,741
Balance, March 31, 2025	46,881,475	$468,815	$290,956,158	$(296,568,069)	3,435,197	$(199,754)	$(5,342,850)
Net income	-	-	-	2,753,841	-	-	2,753,841
Debt restructuring			614,000				614,000
Stock-based compensation	-	-	97	-	-	-	97
Balance, June 30, 2025	46,881,475	$468,815	$291,570,255	$(293,814,228)	3,435,197	$(199,754)	$(1,974,912)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOVELSTEM INTERNATIONAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2026	2025

Cash flows from operating activities:
Net income (loss)	$(140,816)	$2,546,625
Accretion of discount on note payable	-	60,417
Gain on disposal of equity method investment	-	(1,171,760)
Relief of indebtedness income	-	(1,697,024)
Accrued interest added to notes payable and convertible debt	99,727	102,451
Noncash settlement of accounts payable	(67,500)	-
Stock-based compensation	-	8,838
Change in operating assets and liabilities:
Accounts receivable, administrative fees	-	10,500
Prepaid expenses	7,001	1,086
Accounts payable	(70,758)	28,374
Net cash used in operating activities	(172,346)	(110,493)

Cash flows from financing activities:
Proceeds from issuances of short term notes payable	$28,248	$105,500
Principal reductions, short term notes payable	(50,000)	-
Proceeds from sale of common stock	250,000	-
Net cash provided by financing activities	228,248	105,500

Net change in cash	55,902	(4,993)
Cash at the beginning of the period	333	6,099
Cash at the end of the period	$56,235	$1,106

Supplemental cash flow information:
Cash paid during the period for:
Interest	$1,202	$1,094
Income taxes	$-	$-
Supplemental Non-Cash Investing and Financing Activities:
Interest capitalized to notes payable	$-	$36,000
Settlement of long term notes payable	$-	$2,997,025
Settlement of derivative liability, net of interest	$-	$614,000

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

Going Concern, Liquidity and Management’s Plans

Since inception, the Company has accumulated a deficit of approximately $294,000,000. The accumulated deficit of the Company subsequent to its business focus shift and name change in September 2018 is approximately $7,441,000 which is comprised primarily of allocated losses from equity method investments and general and administrative costs incurred by the Company.

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

The Company has in place a finance agreement with two individuals who are shareholders and directors under which it borrowed $750,000 and an additional finance agreement with a shareholder under which it borrowed $300,000 for working capital needs (see Note 4). Additionally, the Company entered into additional finance agreements with unrelated parties in December 2023 and April 2024 under which it borrowed an additional $350,000 for working capital needs and to fund NewStem (see Note 4). All funds available pursuant to these agreements have been received. During the six months ended June 30, 2026 and the year ended December 31, 2025, the Company’s Executive Chairman advanced a cumulative net amount of approximately $140,000 to the Company as an interim bridge loan to fund ongoing expenses. The Company will need to obtain additional funds to continue operations for the next 12 months.

On May 9, 2025, the Company entered into a Settlement Agreement and Release whereby the investment in NetCo was monetized to settle the litigation funding liability to Omni Bridgeway in full. See Note 4.

On March 13, 2026, the Company received $250,000 in exchange for 2,450,980 shares of common stock from an individual accredited investor.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period.

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

Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Company’s Form 10K, filed with the Securities and Exchange Commission on March 26, 2026, for the years ended December 31, 2025 and 2024.

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

The following data represents the amounts used in computing earnings per share and the effect on loss and the weighted average number of shares of dilutive potential common stock (unaudited):

	Six Months Ended June 30,
	2026	2025
Net income (loss) attributable to common shareholders	$(140,816)	$2,546,625

Weighted average shares outstanding:
-Basic	48,371,021	46,881,475

Basic net income (loss) per share	$(0.00)	$0.05

Net income (loss) attributable to common shareholders	$(140,816)	$2,546,625
Effect of dilutive securities:
Convertible debt, interest	-	5,950

Net income (loss) attributable to common shareholders	$(140,816)	$2,552,575

Weighted average shares outstanding:
-Basic	48,371,021	46,881,475
Add: Convertible Debt	-	881,508
Add: Stock options	-	-
-Diluted	48,371,021	47,762,983

Diluted net income (loss) per share	$(0.00)	$0.05

	Three Months Ended June 30,
	2026	2025
Net income (loss) attributable to common shareholders	$(85,795)	$2,753,841

Weighted average shares outstanding:
-Basic	49,332,455	46,881,475

Basic net income (loss) per share	$(0.00)	$0.06

Net income (loss) attributable to common shareholders	$(85,795)	$2,753,841
Effect of dilutive securities:
Convertible debt, interest	-	2,780

Net income (loss) attributable to common shareholders	$(85,795)	$2,756,621

Weighted average shares outstanding:
-Basic	49,332,455	46,881,475
Add: Convertible Debt	-	884,508
Add: Stock options	-	-
-Diluted	49,332,455	47,765,983

Diluted net income (loss) per share	$(0.00)	$0.06

Options and convertible debt excluded from the computation of earnings per share (unaudited):

	Six Months Ended June 30,
	2026	2025
Convertible debt	960,616	-
Stock options	6,060,000	6,360,000

	Three Months Ended June 30,
	2026	2025
Convertible debt	960,616	-
Stock options	6,060,000	6,360,000

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

Investment in NetCo

Until May 2025, NovelStem owned a 50% interest in NetCo, a joint venture that owns the Net Force publishing franchise. On May 9, 2025, the Company entered into a Settlement Agreement and Release whereby the investment in NetCo was sold to the Company’s JV partner, C. P. Group, Inc. (“CP Group”), for $1,300,000 to settle the related litigation funding liability to Omni Bridgeway in full. This transaction was fully consummated as funds were received by Omni Bridgeway from CP Group pursuant to the terms of the agreement.

The following table represents the Company’s investment in NetCo:

	Six Months Ended June 30, 2026	Year Ended December 31, 2025
	(Unaudited)
Investment in NetCo, beginning	$-	$128,240
Allocation of net income (loss) from NetCo	-	640
Distribution from NetCo	-	(640)
Sale of ownership interest in NetCo	-	(128,240)
Investment in NetCo, ending	$-	$-

The results of operations of the Company’s investment in NetCo is summarized below (unaudited):

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
Condensed income statement information:
Net sales	$-	$-	$-	$-
Gross margin	$-	$(79)	$-	$(79)
Net income	$-	$680	$-	$680
Company’s allocation of net income from NetCo	$-	$340	$-	$340

NOTE 4—NOTES PAYABLE

In December 2023, the Company entered into two notes payable with unrelated parties, Hewlett Fund and AIGH Investment Partners, LLC. The notes are for $125,000 each, for a total of $250,000 in borrowings utilized for the funding of NewStem. The notes bear interest at 12% per annum prior to an event of default and at 24% per annum following an event of default and originally matured on December 21, 2024. The maturity date of both notes has been extended by successive loan extension agreements entered into with each holder on March 25, 2025, February 17, 2026 and August 3, 2026, most recently to March 30, 2027, at which time all principal and accrued interest are due and payable. Each extension agreement provides that all other terms and conditions of the notes remain in full force and effect.

The notes provide that principal and accrued interest become due and payable upon the earlier of the stated maturity date or the closing of a capital raise, which the notes define as any transaction, whether debt, equity or any combination thereof, to raise capital for the Company. The notes further provide that, in the event of a capital raise, each holder is entitled to participate in that transaction and to tender its note, valued at 133% of the amounts owed under the note on the closing date of the transaction, as payment for any securities issued to that holder in the transaction.

The Company completed a capital raise on March 13, 2026 through the issuance of common stock for cash proceeds of $250,000 (see Note 5) and has entered into other financing transactions since the notes were issued. Neither holder elected to participate in, or tendered its note in connection with, any such transaction, and neither holder demanded repayment nor accelerated its note. The Company has accrued interest on the notes at 12% per annum in all periods presented. Subsequent to June 30, 2026 and prior to the issuance of these financial statements, the Company entered into waiver and confirmation agreements with both holders under which each holder confirmed that interest has accrued and continues to accrue at 12% per annum, confirmed the maturity date of March 30, 2027, and waived any right it may have had, arising from any financing transaction completed on or prior to the date of those agreements, to accelerate its note, to participate in or tender its note, or to assert an event of default (see Note 8). Accordingly, no interest has been accrued at the default rate in any period presented, and no liability has been recorded in respect of these provisions.

Interest expense related to these notes was $19,350 and $14,876, respectively, for the six months ended June 30, 2026 and 2025. Interest expense related to these notes was $9,818 and $7,479, respectively, for the three months ended June 30, 2026 and 2025.

Notes payable related parties are summarized as follows:

	As of
	June 30,	December 31,
	2026	2025
	(Unaudited)
Notes payable related parties:
Notes payable director and Executive Chairman	$821,766	$821,766
Accrued interest added to note balance	177,758	129,208
Total notes payable director and Executive Chairman	999,524	950,974
Note payable shareholder, principal amount	336,000	336,000
Accrued interest added to note balance	26,016	8,431
Total note payable shareholder	362,016	344,431
Total notes payable	1,361,540	1,295,405
Less current portion	(1,361,540)	(1,295,405)
Long-term notes payable	$-	$-

The notes payable summarized above were originally issued with maturities greater than one year. Since their original maturity dates, the notes have been extended from time to time, in each case for a period of less than one year from the date of extension. Accordingly, all amounts are due within one year of each balance sheet date presented and are classified as current liabilities, and no amounts have been classified as long-term.

The weighted average interest rate on the Company’s notes payable, all of which are classified as current, was approximately 10.3% at June 30, 2026 and December 31, 2025.

In May 2022, the Company entered into note agreements with Jan Loeb, our Executive Chairman and Jerry Wolasky, a shareholder and member of the Board, to borrow up to an aggregate of $600,000 for working capital needs. The note agreements were amended in March 2024 to increase the total borrowing to $650,000 and extend the maturity date. The note agreements were refinanced in August 2024 providing for total borrowings of $750,000. The agreements provide for interest at a rate of 10% per annum and matured December 31, 2025. As of the date of these financial statements, the full amount of $750,000 has been funded pursuant to these agreements and the maturity dates have been previously extended to June 30, 2026, and subsequently to March 30, 2027. Interest expense related to these agreements was $48,550 and $42,774 for the six months ended June 30, 2026 and 2025, respectively. Interest expense related to these agreements was $24,577 and $22,511 for the three months ended June 30, 2026 and 2025, respectively.

The Company has in place a note payable with a shareholder for $336,000. The note bore no interest included a guarantee which was identified as an embedded derivative. This note agreement was amended in May 2025 to provide for a fixed amount of interest of $36,000 in lieu of the guarantee. This interest was added to note principal. This amendment, which was determined to be accounted for pursuant to the provisions of ASC 470 for troubled debt restructurings with related parties, ended the discounting of the note from the zero interest rate and the separate recording of an embedded derivative, as the note now bears interest and contains no identifiable embedded derivative. As such, the relief of the guarantee was recorded as an adjustment to equity and interest expense of $36,000 was accrued and treated as a reduction to equity. Beginning October 1, 2025, the note began to bear interest at a rate of 10% per annum. The note matures on December 31, 2026. Interest expense related to this note was $17,585 and $8,901, respectively, for the six and three months ended June 30, 2026.

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

During July 2023, the arbitration was settled. As a result of the ruling, the liability became probable and reasonably estimable, and the Company recorded the full liability due to Omni as of December 31, 2023. This liability consisted of expenses funded by Omni of $933,065, including $310,000 advanced for working capital, and related fees or investment return to Omni calculated as contractual multiples of funding totaling $1,886,131 for a total liability at inception of $2,819,196. This agreement bore interest at 5% per annum beginning January 2024 and was payable in full on January 10, 2025. Prior to settlement of the Agreement, the Company accrued interest of $37,400 during the six and three months ended June 30, 2025.

The Company began negotiations for settlement of this Agreement during 2024 and on May 9, 2025, the Company entered into a Settlement Agreement and Release with our JV partner in NetCo, C. P. Group, and Omni whereby our interest in NetCo was sold in exchange for funds of $1,300,000 which were paid directly to Omni by CP Group in full settlement and release of all liabilities related to the Litigation Funding Agreement. This resulted in the noncash settlement in full of $2,997,025 including accrued and unpaid interest.

Bridge Loan

In February 2025, Jan Loeb, Executive Chairman, began advancing funds to the Company for operating expenses in the form of an interim bridge loan until alternate funding sources can be found. The bridge loan matured on December 31, 2025 and has been extended to March 30, 2027. The Company is accruing interest at 10% per annum for these advances. The net principal balance outstanding at June 30, 2026 is $140,115. The total advanced during the six months ended June 30, 2026 was $28,248. Additionally, $50,000 was repaid during the six months ended June 30, 2026. The total advanced during the year ended December 31, 2025 was $161,867. Interest expense related to these advances was $8,176 and $3,892, respectively, during the six and three months ended June 30, 2026. Interest expense related to these advances was $1,452 and $1,022, respectively, during the six and three months ended June 30, 2025.

Convertible Debt

In April 2024, the Company borrowed $100,000 from unrelated parties pursuant to convertible debt agreements accounted for as debt. These agreements bear interest at 10% per annum and matured on December 30, 2025. The maturity dates have been extended to March 30, 2027. The unpaid principal balance of these notes and any accrued interest may be converted into shares of the Company’s common stock at a conversion price of $0.13 per share. Interest accrued related to these agreements was $6,066 and $5,950 respectively, during the six months ended June 30, 2026 and 2025. Interest accrued related to these agreements was $3,071 and $2,992, respectively, during the three months ended June 30, 2026 and 2025.

NOTE 5—EQUITY

(a) General

At June 30, 2026, the Company had issued 52,767,652 shares and had 49,332,455 shares of its stock outstanding with a par value of $0.01 per share.

At December 31, 2025, the Company had issued 50,316,672 shares and had 46,881,475 shares of its common stock outstanding with a par value of $0.01 per share.

In March 2026, the Company issued 2,450,980 shares of its common stock to an individual accredited investor in a privately negotiated transaction for cash proceeds of $250,000, or $0.102 per share. The proceeds were recorded as $24,510 of common stock at par value and $225,490 of additional paid-in capital and were used for working capital and general corporate purposes. The shares issued rank equally with, and carry the same rights and privileges as all other outstanding shares of the Company’s common stock. No warrants, options, registration rights, board designation rights, anti-dilution or price protection, or similar rights were granted in connection with the transaction, and the purchaser holds less than 5% of the Company’s outstanding common stock. The shares were not registered under the Securities Act of 1933 and were issued in reliance on the exemption from registration provided by Section 4(a)(2) thereof and Rule 506(b) of Regulation D promulgated thereunder.

Holders of outstanding common stock are entitled to receive dividends when, and if declared by the Board, and to share ratably in the assets of the Company legally available for distribution in the event of liquidation, dissolution or winding up of the Company.

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

No options were issued during the six months ended June 30, 2026 and 2025.

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

(c) Summary Option Information

A summary of the Company’s option plans for the six months ended June 30, 2026, is presented below (unaudited):

	Number	Weighted
	of	Average
	Options	Exercise
	(in shares)	Price
Outstanding, December 31, 2025	6,060,000	$0.137
Granted	-	-
Outstanding, June 30, 2026	6,060,000	$0.137
Exercisable, June 30, 2026	6,060,000	$0.137

Stock-based compensation expense was $8,838 and $97 in the six and three months ended June 30, 2025, respectively. There was no such stock-based compensation expense during the six and three months ended June 30, 2026.

(d) Warrants

The Company had issued warrants at exercise prices equal to or greater than the market value of the Company’s common stock at the date of issuance. All warrants expired on June 28, 2025.

NOTE 6—INCOME TAXES

The Company’s income tax expense and effective tax rates for the six and three months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
Income (loss) before income taxes	$(140,816)	2,546,285	$(85,795)	$2,753,501
Income tax expense	-	-	-	-
Effective tax rate	0.00%	0.00%	0.00%	0.00%

The Company’s income tax provision differs from the expense that would result from applying statutory rates to income (loss) before taxes. A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows (unaudited):

	Six Months Ended June 30,
	2026		2025
	Amount	Tax Rate	Amount	Tax Rate
Computed tax at the federal statutory rate of 21%	$(29,571)	21.00%	$534,720	21.00%
Increase (decrease) in income tax rate resulting from:
Nondeductible/nontaxable items
Interest- related party, note discount and limitation	21,195	(15.05)%	34,432	1.35%
Other	(14,482)	10.28%	(108,295)	(4.25)%
State income taxes, net of federal income tax benefit	(6,125)	4.35%	110,763	4.35%
Permanent difference - relief of indebtedness income	-	0.00%	(356,375)	(14.00)%
Change in federal valuation allowance	28,983	(20.58)%	(215,245)	(8.45)%
Total provision for income tax	$-	0.00%	$-	0.00%

	Three Months Ended June 30,
	2026		2025
	Amount	Tax Rate	Amount	Tax Rate
Computed tax at the federal statutory rate of 21%	$(18,017)	21.00%	$578,235	21.00%
Increase (decrease) in income tax rate resulting from:
Nondeductible/nontaxable items
Interest- related party, note discount and limitation	10,681	(12.45)%	10,777	0.39%
Other	(14,483)	16.88%	(84,640)	(3.07)%
State income taxes, net of federal income tax benefit	(3,733)	4.35%	119,777	4.35%
Permanent difference - relief of indebtedness income	-	0.00%	(356,375)	(12.94)%
Change in federal valuation allowance	25,552	(29.78)%	(267,774)	(9.72)%
Total provision for income tax	$-	0.00%	$-	0.00%

NOTE 7—COMMITMENTS AND CONTINGENCIES

In July 2026, the Company entered into a contractual obligation related to our directors’ and officers’ insurance providing for a down payment of $8,690 followed by 10 monthly installments of $3,436 beginning in September 2026.

NOTE 8—SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date these financial statements were available to be issued and filed with the SEC.

Loan Extension Agreements

Subsequent to June 30, 2026, the Company entered into loan extension agreements extending the maturity date, of all of its then-outstanding notes payable which had previously been extended to June 30, 2026, to March 30, 2027.

During August 2026, the Company entered into a loan extension agreement with Jan Loeb, the Company’s Executive Chairman, extending the maturity of the bridge loan payable to Mr. Loeb, with net principal advances of $140,115 through the date of the extension, to March 30, 2027. Also during August 2026, the Company entered into a loan extension agreement with Mr. Loeb extending the maturity of a related-party note payable to Mr. Loeb, with an original principal amount of $226,358, to March 30, 2027, and a loan extension agreement with Jerry Wolasky, a shareholder and member of the Board of Directors, extending the maturity of a related-party note payable to Mr. Wolasky, with an original principal amount of $595,408, to March 30, 2027. The Company also entered into loan extension agreements extending the maturity date to March 30, 2027 for its short-term notes payable to Hewlett Fund and AIGH Investment Partners, LLC and for its convertible debt agreements with unrelated parties. All other terms of the original notes, including the applicable interest rates, remain unchanged. See Note 4 and Exhibits 10.18, 10.19 and 10.20.

Waiver and Confirmation Agreements

Subsequent to June 30, 2026, the Company entered into waiver and confirmation agreements with Hewlett Fund and AIGH Investment Partners, LLC, the holders of the Company’s notes payable to unrelated parties described in Note 4. Under these agreements each holder confirmed the amount owed under its note as of June 30, 2026; confirmed that interest has accrued and continues to accrue at 12% per annum and that no interest is or will become payable at the 24% default rate specified in the notes in respect of any period through the date of the agreements; confirmed that the maturity date of the notes is March 30, 2027; and waived any right it may have had, arising from any financing transaction completed on or prior to the date of the agreements, to accelerate its note, to participate in or tender its note in connection with any such transaction, or to assert an event of default. All other terms of the notes remain unchanged, including the provisions described in Note 4 relating to future capital raise transactions, which the agreements made subject to a notice and election procedure.

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

Overview

We are a holding company with limited operations and reported net income (losses) of approximately $(141,000) and $2,547,000 for the six months ended June 30, 2026 and 2025, respectively, and $(86,000) and $2,754,000, for the three months ended June 30, 2026 and 2025. We had current assets of approximately $65,000 and current liabilities of $2,097,000 as of June 30, 2026. As of December 31, 2025, our current assets and current liabilities were approximately $16,000 and $2,157,000, respectively. The increase in current assets is due to the sale of equity securities during the six months ended June 30, 2026. The decrease in current liabilities is primarily due to the reduction of accounts payable and the repayment of $50,000 on short-term borrowings as offset by interest accrued on debt and advances on short-term borrowings to fund operating expenses.

We have prepared our financial statements for the six months ended June 30, 2026, assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our shareholders as well as Yissum’s ability to successfully commercialize the License. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions, and related party debt as well as debt from unrelated parties. During 2025 we entered into a bridge loan agreement with our Executive Chairman to obtain funding for current operating expenses and in March 2026 we issued common stock in exchange for $250,000 in a private transaction.

RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto and other financial information appearing elsewhere in this Form 10-Q. In the discussion below, general and administrative expenses are referred to as “G&A expenses”.

	Six Months Ended June 30,			Three Months Ended June 30,
	2026	2025	Change	2026	2025	Change

Operating expenses:
General and administrative expenses	39,888	158,537	(118,649)	34,935	63,964	(29,029)
Total operating expenses	39,888	158,537	(118,649)	34,935	63,964	(29,029)
Loss from operations	(39,888)	(158,537)	118,649	(34,935)	(63,964)	29,029
Other (income) expenses:
Gain on disposal of equity method investment	-	(1,171,760)	1,171,760	-	(1,171,760)	1,171,760
Relief of indebtedness income	-	(1,697,024)	1,697,024	-	(1,697,024)	1,697,024
Interest expense	100,928	163,962	(63,034)	50,860	51,319	(459)
Total other (income) expenses	100,928	(2,704,822)	2,805,750	50,860	(2,817,465)	2,868,325
Income (loss) before income taxes	(140,816)	2,546,285	(2,687,101)	(85,795)	2,753,501	(2,839,296)
Provision for income tax	-	-	-	-	-	-
Income (loss) before equity in net income (loss) of equity method investees	(140,816)	2,546,285	(2,687,101)	(85,795)	2,753,501	(2,839,296)
Equity in net income (loss) of equity method investees	-	340	(340)	-	340	(340)
Net income (loss)	(140,816)	2,546,625	(2,687,441)	$(85,795)	$2,753,841	$(2,839,636)

We are a holding company whose primary asset currently is our right to the monetization of the former NewStem license now held by Yissum. We currently conduct no other business and as a result, we have no operating revenue or cost of revenue.

The Company incurs general and administrative (“G&A”) expenses primarily related to professional fees, insurance and stock-based compensation. We incurred G&A expenses of approximately $40,000 and $159,000 for the six months ended June 30, 2026 and 2025, respectively. Specifically, professional fees decreased by approximately $95,000 in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to a decrease in accounting and audit fees of approximately $27,500 and the write off of approximately $67,500 in prior years legal fees due to the settlement of outstanding fees at a discount. We incurred a bad debt expense during the six months ended June 30, 2025 of approximately $9,500 for the write off of uncollectible administrative fees. We had reductions in stock compensation of approximately $8,800 as no options were issued during 2025 and previously issued stock options were fully expensed during 2025. Other miscellaneous G&A expenses decreased by approximately $5,700.

The Company incurs G&A expenses primarily related to professional fees, insurance and stock-based compensation. We incurred G&A expenses of approximately $35,000 and $64,000 for the three months ended June 30, 2026 and 2025, respectively. Specifically, professional fees decreased by approximately $26,000 in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to a decrease in legal fees and audit fees for NewStem. We also had reductions in stock compensation and investor costs of approximately $3,000.

Interest expense decreased by approximately $63,000 in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 primarily due to the settlement of the litigation funding agreement on May 9, 2025.

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

The Company has in place note agreements entered into during 2022 with Jan Loeb, our Executive Chairman and Jerry Wolasky, a member of the Board, to borrow up to an aggregate of $750,000 for working capital needs. The agreements provide for interest at a rate of 10% per annum and mature March 30, 2027. As of the date of this Quarterly Report, the full amount of $750,000 has been funded pursuant to these agreements.

During the year ended December 31, 2023, the Company entered into a note agreement with a shareholder to borrow $300,000 for continued working capital. This note bore interest at zero percent (0%) and matured on May 5, 2025. The note included a guarantee which was identified as an embedded derivative. This note was amended in May 2025 to provide for fixed interest from inception of $36,000 to be added to the principal balance, remove the guarantee and extend the maturity date to September 30, 2025. This note was amended for a second time in October 2025 to extend the maturity date to December 31, 2026.

In December 2023, the Company entered into two notes payable with unrelated parties for a total of $250,000 in borrowings utilized for the funding of NewStem. The notes bear interest at 12% per annum prior to an event of default and mature March 30, 2027, at which time all principal and accrued interest are due and payable. The notes provide that principal and accrued interest become due and payable upon the earlier of the stated maturity date or the closing of a capital raise, and that in the event of a capital raise each holder is entitled to participate in that transaction and to tender its note, valued at 133% of the amounts owed on the closing date, as payment for securities issued to that holder. Subsequent to June 30, 2026, the Company entered into waiver and confirmation agreements with both holders with respect to financing transactions completed on or prior to the date of those agreements, including the March 13, 2026 issuance of common stock.

In April 2024, the Company borrowed $100,000 from unrelated parties pursuant to convertible debt agreements accounted for as debt. The notes bear interest at 10% per annum and mature March 30, 2027.

In February 2025, the Company entered into a bridge loan agreement with the Executive Chairman to fund working capital until such time as additional funding can be obtained. Advances from this note were approximately $28,000 and $106,000 during the six months ended June 30, 2026 and 2025, respectively. The Company repaid $50,000 on this note during the six months ended June 30, 2026. The note bears interest at 10% per annum and matures March 30, 2027.

On May 9, 2025 the Company sold its interest in NetCo to its JV partner for $1,300,000 which was paid directly to Omni Bridgeway in full settlement of all liabilities related to the litigation funding agreement totaling $2,959,625 including all accrued and unpaid interest.

On March 13, 2026, the Company received $250,000 in exchange for 2,450,980 shares of common stock from an unrelated party.

Net Cash Used In Operating Activities.

For the six months ended June 30, 2026, net cash used in operating activities was approximately $172,000, which consisted primarily of a net loss of approximately $141,000 and the noncash settlement of accounts payable of $67,500, offset by interest added to notes payable of approximately $100,000. Additionally, cash was used in operations related to a decrease in accounts payable of approximately $71,000, offset by a decrease in prepaid expenses of approximately $7,000.

For the six months ended June 30, 2025, net cash used in operating activities was approximately $110,000, which consisted primarily of net income of approximately $2,547,000, offset by noncash disposal of equity method investment of approximately $1,172,000, relief of indebtedness income of approximately $1,697,000, stock-based compensation of approximately $9,000 and interest added to notes payable of approximately $103,000 and accretion of interest on notes payable of approximately $60,000. Additionally, cash was used in operations related to decrease in current assets of approximately $12,000 and a net increase in total accrued liabilities and accounts payable of approximately $28,000.

Net Cash Used In Investing Activities.

No net cash was used in investing activities during the six months ended June 30, 2026 and 2025.

Net Cash Provided By Financing Activities.

For the six months ended June 30, 2026, net cash provided by financing activities was $228,000, consisting of short-term borrowings from the Executive Chairman of approximately $28,000, proceeds from the issuance of common stock of $250,000 offset by repayment of $50,000 in short-term borrowings from the Executive Chairman.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. We have re-evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of June 30, 2026 and we concluded there was a material weakness in the design of our internal control over financial reporting as it relates to insufficient resources to employ proper segregation of duties over the processing of transactions and financial reporting.

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

PART II

ITEM 1.	LEGAL PROCEEDINGS

The Company had no legal proceedings during the reporting period.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

#10.18	Loan Extension Bridge Note to Jan Loeb
#10.19	Loan Extension Related Party Note to Jan Loeb
#10.20	Loan Extension Related Party Note to Jerry Wolasky
#31.1	Certification of Principal Executive Officer and Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#32.1	Certification of Principal Executive Officer and Executive Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

104 Cover Page Interactive Data File (embedded within the Inline XBRL document).

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVELSTEM INTERNATIONAL CORP.

Date: August 14, 2026	By:	/s/ Jan Loeb
	Name:	Jan Loeb
	Title:	Executive Chairman

	By:	/s/ Christine T. Jenkins
	Name:	Christine T. Jenkins
	Title:	Chief Financial Officer

